Form 10-Q
period 2011-03-31
FriendFinder Networks Inc.
filed 2011-06-06
CIK 1451951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Quarter Ended March 31, 2011

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

FRIENDFINDER NETWORKS INC.

(Exact name of registrant as specified in its charter)

Nevada	1-34622	13-3750988
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	I.R.S. Employer Identification No.)

6800 Broken Sound Parkway, Suite 200

Boca Raton, Florida 33487

 (Address of registrant’s principal executive offices)

(561) 912-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of June 6, 2011, there were 27,933,045 shares of Common Stock, $0.001 par value, issued and outstanding and 32,965 shares of Series B Common Stock $0.001 par value, issued and outstanding.

FRIENDFINDER NETWORKS INC.
FORM 10-Q REPORT

INDEX

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$27,913	$34,585
Restricted cash	12,966	7,385
Accounts receivable, less allowance for doubtful accounts of $2,244 and $2,236, respectively	9,418	9,886
Inventories	902	1,028
Prepaid expenses	4,296	4,534
Deferred tax asset	5,522	5,522
Total current assets	61,017	62,940
Film costs, net	4,155	4,312
Property and equipment, net	7,005	6,666
Goodwill	326,540	326,540
Domain names	55,897	55,890
Trademarks	9,213	9,213
Other intangible assets, net	25,211	29,134
Unamortized debt costs	20,475	22,336
Deferred offering costs	13,482	13,267
Other assets	2,650	2,519
	$525,645	$532,817
LIABILITIES
Current liabilities:
Current installment of long-term debt, net of unamortized discount of $438 and $744, respectively	$10,248	$15,009
Accounts payable	8,001	9,481
Accrued expenses and other liabilities	75,978	65,420
Deferred revenue	48,366	48,302
Total current liabilities	142,593	138,212
Deferred tax liability	30,275	30,275
Long-term debt, net of unamortized discount of $29,850 and $31,935, respectively	502,950	510,551
Liability related to warrants	3,288	3,559
Total liabilities	679,106	682,597
Contingencies (Note 14 )
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value — authorized 22,500,000 shares; issued and outstanding 10,211,556 shares in 2011 and 2010,
Series A Convertible Preferred Stock, $0.001 per share — authorized 2,500,000 shares; issued and outstanding 1,766,703 shares in 2011 (liquidation preference $21,000)	2	2
Series B Convertible Preferred Stock, $0.001 per share — authorized 10,000,000 shares; issued and outstanding 8,444,853 shares in 2011 (liquidation preference $5,000)	8	8
Common stock, $0.001 par value — authorized 125,000,000 shares in 2011 and 2010
Common stock voting — authorized 112,500,000 shares, issued and outstanding 6,517,746 shares in 2011 and 2010,	6	6
Series B common stock non-voting — authorized 12,500,000 shares; issued and outstanding 1,839,825 shares in 2011 and 2010	2	2
Capital in excess of par value	80,823	80,823
Accumulated deficit	(234,302)	(230,621)
Total stockholders’ deficiency	(153,461)	(149,780)
	$525,645	$532,817

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORK INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
Net revenue
Service	$78,655	$81,171
Product	4,865	5,034
Total	83,520	86,205

Cost of revenue
Service	23,098	26,386
Product	3,663	3,256
Total	26,761	29,642
Gross profit	56,759	56,563
Operating expenses:
Product development	3,907	2,911
Selling and marketing	7,341	12,601
General and administrative	20,691	20,605
Amortization of acquired intangibles and software	3,923	6,264
Depreciation and other amortization	1,222	1,208
Total operating expenses	37,084	43,589
Income from operations	19,675	12,974
Interest expense	(21,950)	(22,837)
Interest related to VAT liability not charged to customers	(500)	(557)
Foreign exchange (loss) gain, principally related to VAT liability not charged to customers	(2,236)	2,039
Gain on liability related to warrants	272	43
Other income (expense), net	1,082	(23)
Loss before income tax provision benefit	(3,657)	(8,361)
Income tax provision (benefit)	24	(92)
Net loss	$(3,681)	$(8,269)
Net loss per common share — basic and diluted	$(0.27)	$(0.60)
Weighted average shares outstanding — basic and diluted	13,735	13,735

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,681)	$(8,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	−	(92)
Amortization of acquired intangibles and software	3,923	6,264
Depreciation and other amortization	1,222	1,208
Amortization of film costs	756	957
Non-cash interest, including amortization of discount and debt costs	10,777	15,835
Provision for doubtful accounts	44	67
(Gain) on warrant liability	(271)	(42)
Other	193	100
Changes in operating assets and liabilities:
Restricted cash	(5,581)	(429)
Accounts receivable	424	3,160
Inventories	126	124
Prepaid expenses	238	(594)
Film costs	(599)	(1,009)
Deferred offering costs	(215)	(2,958)
Other assets	(131)	(980)
Accounts payable	(1,480)	430
Accrued expenses and other liabilities	3,738	(8,330)
Deferred revenue	64	3,844
Net cash provided by operating activities	9,547	9,286
Cash flows from investing activities:
Cash received from escrow in connection with acquisition	−	824
Purchases of property and equipment	(1,754)	(843)
Other	(7)	(79)
Net cash (used in) investing activities	(1,761)	(98)
Cash flows from financing activities:
Recovery of debt issuance costs	295	−
Repayment of long-term debt	(14,753)	(7,737)
Net cash (used in) financing activities	(14,458)	(7,737)
Net (decrease)increase in cash	(6,672)	1,451
Cash at beginning of period	34,585	22,600
Cash at end of period	$27,913	$24,051
Supplemental disclosures of cash flow information: Interest paid	$11,172	$10,726

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.

DESCRIPTION OF BUSINESS

FriendFinder Networks Inc. (“FriendFinder”), together with its subsidiaries (hereinafter referred to as the “Company”), is an international social networking and multimedia entertainment company that operates social networking, live interactive video and premium content adult websites and is also engaged in entertainment activities consisting of publishing, licensing and studio production and distribution.  The Company publishes PENTHOUSE and other adult-oriented magazines and digests.  Additionally, the Company licenses the PENTHOUSE name for international publication of adult magazines and for use on various products and provides various adult-oriented multimedia entertainment products and services, including content for DVD, pay-per-view programming and telephone services.

2.

BASIS OF PRESENTATION

The consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on the Quarterly Report on Form 10-Q.  The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended (the “Securities Act”) with the SEC on May 11, 2011, which forms part of the registration statements on Form S-1.

The Company’s management is responsible for this interim financial information.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company's financial position as of March 31, 2011 and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010. Interim results may not be indicative of the results that may be expected for the year.

3.

LIQUIDITY

Since emerging from bankruptcy protection in October 2004, FriendFinder has incurred substantial net losses and used substantial amounts of cash in its operating activities. On December 6, 2007, FriendFinder acquired Various, Inc. (“Various”), an operator of social networking and interactive multimedia websites, which has provided the cash flow necessary to fund FriendFinder’s operations.  Notes issued to finance the Various acquisition restricted distributions to FriendFinder to amounts required to make interest payments on FriendFinder’s Senior Secured Notes in addition to limited amounts for operating expenses, including fees and expenses related to an initial public offering (“IPO”) of FriendFinder’s securities.

Subsequent to the acquisition, the Company has been attempting to raise funds through the sale of common stock in an IPO and use the net proceeds to repay its debt which was scheduled to mature in 2010 and 2011.  In February 2010, due to market conditions, the Company suspended the offering.  In July 2010, the maturity date of $46.3 million of outstanding Senior Secured Notes payable by FriendFinder scheduled to mature on July 31, 2010 was extended to January 1, 2011.  On October 27, 2010, the Company completed a debt restructuring which consolidated substantially all of its debt into three tranches with maturities in 2013 and 2014 (see Note 8). On May 16, 2011, the Company completed its initial public offering and issued 5,000,000 shares of common stock at a price of $10.00 per share (see Note 15).

4.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board issued new authoritative accounting guidance which provides that entities with reporting units with zero or negative carrying amounts are required to determine an implied fair value of goodwill if management concludes that it is more likely than not that a goodwill impairment exists considering any adverse qualitative factors. For public entities, the new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2010. The Company adopted this guidance effective January 1, 2011 and does not expect adoption to have any impact on its financial statements.

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, receivables and payables approximate their fair values due to the short-term nature of these financial instruments.  The liability related to warrants is carried at fair value based on unobservable inputs (see Note 9). As of March 31, 2011, the carrying value of long-term debt was $513,198,000 compared to its estimated fair value of $556,821,000.  As of December 31, 2010, the carrying amount of long-term debt was $525,560,000 compared to its estimated fair value of $550,082,000.  The fair value is estimated by discounting the projected cash flows using the estimated rates at which similar amounts of debt could be borrowed at such date and through third party pricing information.

6.

PER SHARE DATA

Basic and diluted net loss per common share is based on the weighted average number of shares of outstanding common stock and Series B common stock including shares underlying common stock purchase warrants which are exercisable at the nominal price of $0.0002 per share.  Convertible participating securities are included in the computation of basic earnings per share using the two-class method.  Inasmuch as the Series B common stock participates in any dividends and shares in the net loss on a pro rata basis with the common stock based on the total number of common shares outstanding, the net loss per common share, basic and diluted, as presented in the Company’s statements of operations is consistent with the two-class method.

Weighted average shares outstanding — basic and diluted is comprised of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Common Stock	6,518	6,518
Series B common stock	1,840	1,840
Common stock purchase warrants	5,377	5,377
	13,735	13,735

In computing diluted loss per share, no effect has been given to the common shares issuable upon conversion or exercise of the following anti-dilutive securities (in thousands):

	Three Months Ended March 31,
	2011	2010
Series A Convertible Preferred Stock	2,000	2,000
Series B Convertible Preferred Stock	8,445	8,445
Warrants	502	502
Total common shares issuable	10,947	10,947

The Series A and Series B preferred stock are convertible participating securities; however, as there is no contractual obligation for the holders of such shares to share in the losses of the Company, the preferred shares are not included in the computation of basic and diluted net loss per share.

For the three months ended March 31, 2011 the above table does not include 8,310,763 shares of common stock issuable on conversion of Non-Cash Pay Second Lien Notes, or 545,500 shares of common stock underlying outstanding stock options granted under the 2008 Stock Option Plan, as such notes did not become convertible and the stock options were not considered granted for accounting purposes until consummation of the IPO in May 2011.  Additionally, the effect of certain adjustment provisions on the common stock purchase warrants (determined on the consummation of the Company’s IPO) have not been considered as the IPO did not occur until subsequent to March 31, 2011 (see Note 10).

For the three months ended March 31, 2010, no shares are included in the above table with respect to the conversion of the Subordinated Convertible Notes, as the number of common shares into which the notes are convertible is

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.

PER SHARE DATA (CONTINUED)

based upon an IPO price which was not determinable on March 31, 2010.  In addition, no shares are included in the above table with respect to agreements to grant options to acquire 601,000 shares of common stock outstanding at March 31, 2010, under the 2008 Stock Option Plan as, for accounting purposes, the grant date will occur upon consummation of an IPO.

See Note 15.

7.

VAT LIABILITIES

Effective July 1, 2003, as a result of a change in the law in the European Union, Various was required to collect VAT from customers in connection with their use of internet services in the European Union provided by Various and remit the VAT to the taxing authorities in the various European Union countries.  As Various did not separately charge its customers for, or remit, the VAT, a liability has been recorded at the date of acquisition to reflect the estimated VAT which should have been collected and remitted on Various’ revenue derived from the various European Union countries since July 1, 2003 or other local implementation date.  In addition, a liability has been recorded at the date of acquisition for interest and penalties related to the unremitted VAT and failure to file tax returns. Effective July 2008, the Company registered with the European Union and on July 29, 2008 began separately charging VAT to its customers. The aggregate liability included in accrued expenses and other liabilities, which is denominated in Euros, amounted to $44,630,000 and $42,235,000 at March 31, 2011 and December  31, 2010, respectively, and includes VAT ($23,776,000 and $22,740,000), interest ($12,261,000 and $11,334,000) and penalties ($8,593,000 and $8,161,000).  The consolidated statements of operations for the three months ended March 31, 2011 and 2010 respectively, include foreign currency transaction (loss) gain of $(2,236,000) and $2,039,000 related to the liability, and interest related to VAT of $500,000 and $556,000. As of March 31, 2011 the Company has reached settlement with the taxing authority of certain European Union countries related to VAT for periods prior to July 1, 2008 and has not yet reached settlement or has reached partial settlement, with the taxing authority in the following European Union countries: Cyprus, France, Germany, Italy, Luxembourg, Netherlands, Portugal  and Sweden.  The liability as of March 31, 2011 includes $14,382,000 for which settlements of $5,318,000 were reached with certain countries and $2,796,000 related to current VAT charged to customers.  Settlements have not been reached for the $27,452,000 balance of the VAT liability.

On October 8, 2009, the Company agreed that if the costs of eliminating the pre-acquisition VAT liabilities are less than $29 million, then the principal of the Subordinated Convertible Notes issued to the former owners of Various would be increased for the unused portion of the $29 million plus interest on such difference.  Gain on settlement of VAT liabilities will be recognized upon the Company satisfying the conditions of the settlement and to the extent the aggregate carrying amount of settled VAT liabilities exceeds the agreed settlement amounts and the then potential maximum increase in the principal of the Subordinated Convertible Notes. In October 2010, the Subordinated Convertible Notes were exchanged for Non-Cash Pay Second Lien Notes and in connection therewith, the Company agreed that the principal increase would apply to the Non-Cash Pay Second Lien Notes.

Various has been notified that the German tax authorities and the Office of the District Attorney in Bonn have been investigating Various’ former Chief Executive Officer for alleged intentional evasion of VAT on revenue collected from customers located in Germany commencing in 2003.  Various negotiated a settlement with the German authorities to drop criminal charges against a current officer by payment of approximately $2.6 million which represents a portion of the total amount of the uncollected German VAT liability. The settlement was paid in six equal monthly installments of approximately $430,000 commencing on April 1, 2009. In connection with the settlement the Company paid a fine of €25,000 to a charitable organization.  On April 18, 2008, a court in Germany granted authorities a search and seizure order that allowed them to seize documents from Various’ office located in Germany in order to determine the amount of revenue subject to VAT. The German tax authority has attempted unsuccessfully to freeze assets in bank accounts maintained by subsidiaries of Various in Germany, but did freeze assets in the amount of €610,343, held by Various’ credit card processor located in the Netherlands to secure the VAT estimated by the revenue tax authorities to be due from Various from revenue from internet websites in Germany. At March 31, 2011 and December 31, 2010, the frozen Euros are included in restricted cash in the approximate amount of $860,000 and $818,000 respectively.

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.

LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2011		December 31, 2010
	Principal	Unamortized Discount	Principal	Unamortized Discount
Debt issued by FriendFinder and INI on October 27, 2010(a):
First Lien Notes due 2011–2013, including principal of $102,487 and $112,020 ($99,235 and $108,154 net of discount) respectively, issued to Company's stockholders (b)(e)	290,885	9,678	305,000	10,974
Cash Pay Second Lien Notes due 2013 issued to entities controlled by stockholders who are officers and directors (c)(e)	13,140	238	13,778	262
Non-Cash Pay Second Lien Notes, due 2014, including principal of $233,191 ($213,534 and $212,560 net of discount) issued to Company stockholders , including $$45,310 ($41,491 and $41,302 net of discount) to entities controlled by certain officers and directors respectively (d)(e)	237,209	19,996	237,211	20,986
Other (f)	2,250	374	2,250	457
	543,484	30,286	558,239	32,679
Less unamortized discount	(30,286)		(32,679)
Less current installment of long-term debt, net of unamortized discount of $438 and $744, respectively	(10,248)		(15,009)
	$502,950		$510,551

(a)

On October 27, 2010, $305,000,000 principal amount of 14% Senior Secured Notes due 2013 were co-issued by FriendFinder and its wholly-owned subsidiary Interactive Network, Inc (“INI”), the parent of Various, (the “New First Lien Notes”) of which (a) $200,185,000 was exchanged for $130,485,000 outstanding principal amount of the former First Lien Notes, $49,361,000 outstanding principal amount of the former Second Lien Notes and $14,551,000 outstanding principal amount of the former Senior Secured Notes, (b) $91,400,000 was issued for cash proceeds of $89,572,000 before payment of related fees and expenses of $5,834,000 and (c) $13,415,000 was issued to pay commitment fees to the holders of the former First and Second Lien Notes.  Cash of $86,237,000 was used to redeem $36,608,000 outstanding principal amount of the former First Lien Notes at 102% of principal, $30,639,000 outstanding principal amount of former Second Lien Notes (representing the remaining outstanding principal amounts of First and Second Lien Notes) and $18,258,000 outstanding principal amount of Senior Secured Notes.  Cash was also used to pay $4,132,000 of accrued interest on the exchanged and redeemed notes, an $825,000 redemption premium on certain exchanged First Lien Notes and $435,000 in commitment fees to certain noteholders.

The remaining $13,502,000 outstanding principal amount of former Senior Secured Notes were exchanged for $13,778,000 principal amount of 14% Cash Pay Second Lien Notes due 2013 co-issued by FriendFinder and INI (the “Cash Pay Second Lien Notes”).  Subordinated Convertible Notes and Subordinated Term Notes, with outstanding principal amounts of $180,184,000 and $42,811,000 respectively, together with accrued interest of $9,462,000, were exchanged for $232,457,000 principal amount of  11.5% Non-Cash

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.

LONG-TERM DEBT (CONTINUED)

Pay Second Lien Notes due 2014 co-issued by FriendFinder and INI (the “Non-Cash Pay Second Lien Notes”).

The Company determined that the New First Lien Notes were not substantially different from the outstanding First Lien and Second Lien Notes for which they were exchanged, nor were the Non-Cash Pay Second Lien Notes substantially different from the outstanding Subordinated Convertible Notes for which they were exchanged, based on the less than 10% difference in present values of cash flows of the respective debt instruments and, therefore, such exchanges were accounted for as if the outstanding notes were not extinguished.  Accordingly, a new effective interest rate was determined for the outstanding notes based on the carrying amount of such notes and the revised cash flows of the newly issued notes.  In connection therewith, commitment fees paid to the note holders, together with an allocable portion of existing unamortized discount, debt issuance and debt modification costs will be amortized as an adjustment of interest expense over the remaining term of the new notes using the effective interest method.  The effective interest rate on the New First Lien Notes and on the Non-Cash Pay Second Lien Notes which were exchanged for the Subordinated Convertible Notes is 19.0% and 14.3% respectively.  Private placement fees related to the New First Lien Notes together with legal and other fees aggregating $4,562,000 allocated to the exchanges were charged to other finance expenses.

The Company determined that the New First Lien Notes and Cash Pay Second Lien Notes were substantially different than the outstanding $28,053,000 principal amount of Senior Secured Notes for which they were exchanged based on the more than 10% difference in present values of cash flows of the respective debt instruments and, accordingly, the exchanges were accounted for as an extinguishment of the Senior Secured Notes.  The Company recorded a pre-tax loss on debt extinguishment of $10.5 million related to such exchanged Senior Secured Notes and to the Senior Secured Notes and First and Second Lien Notes redeemed for cash.  The loss is based on the excess of the fair value of the new notes issued, which was determined to be their issue price of $28,053,000 and cash paid on redemption over the carrying amounts of the extinguished notes.  In addition, the loss included the write-off of unamortized costs and fees aggregating $8,646,000 related to the notes which were extinguished.

The Company also determined that the Non-Cash Pay Second Lien Notes were substantially different than the non-convertible Subordinated Term Notes for which they were exchanged based on the conversion feature in the new notes and, accordingly, the exchange was accounted for as an extinguishment of the Subordinated Term Notes.  The Company determined that the estimated fair value of the $48,760,000 principal amount of Non-Cash Pay Second Lien Notes exchanged was $45,726,000, resulting in an approximate effective interest rate of 11.9%, and discount of $3,034,000 which resulted in debt extinguishment gain of $3,034,000.

(b)

The New First Lien Notes, of which approximately $112,020,000 principal amount were issued to the Company’s stockholders, including $7,460,000 to entities controlled by certain officers and directors, were issued with an original issue discount of $6,100,000, or 2.0%.  The notes mature on September 30, 2013 and accrue interest at a rate per annum equal to 14.0%.  Interest on the notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.  Principal on the New First Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal, subject to pro-rata sharing with the Cash Pay Second Lien Notes.  Excess Cash Flow principal of $23.4 million was paid on the New First Lien Notes in the quarters prior to our IPO in May 2011, of which $14.1 million was paid in the quarter ended March 31, 2011 and $9.3 million was paid in May 2011. The New First Lien Notes are guaranteed by domestic subsidiaries of FriendFinder and INI and are collateralized by a first-priority lien on all of the Company’s assets as well as a pledge of stock of subsidiaries.  The New First Lien Notes are redeemable prior to maturity at the option of the Company, in whole but not in part, at 110% of principal, plus accrued and unpaid interest.  In the event of an IPO, the net proceeds must be used to redeem the New First Lien Notes and Cash Pay Second Lien Notes pro-rata at 110% of principal plus accrued and unpaid interest.  In addition, noteholders have the option of requiring the Company to repay the New First Lien Notes and Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.

LONG-TERM DEBT (CONTINUED)

110% of principal.  The Company shall also repay the New First Lien Notes and, in certain circumstances, the Cash Pay Second Lien Notes, with proceeds received from any debt or equity financing (including a secondary offering) and asset sales of more than $25 million at 110% of principal, and with proceeds from other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions.

See Note 15.

(c)

The Cash Pay Second Lien Notes, all of which were issued to entities controlled by stockholders who are also officers and directors, were issued with an original issue discount of $276,000, or 2%, mature on September 30, 2013 and have identical terms to those of the New First Lien Notes, except as to matters regarding collateral, subordination, enforcement and voting.  Excess Cash Flow principal of $1.1 million was paid on the Cash Pay Second Lien Notes in the quarters prior to our IPO in May  2011, of which $0.6 million was paid in the quarter ended March 31, 2011 and $0.5 million was paid in May 2011.  The Cash Pay Second Lien Notes are collateralized by a fully subordinated second lien on substantially all of the assets of the Company, pari passu with the Non-Cash Pay Second Lien Notes, and will vote with the New First Lien Notes on a dollar for dollar basis on all matters except for matters relating to collateral, liens and enforcement of rights and remedies.  As to such matters, the Cash Pay Second Lien Notes will vote with the Non-Cash Pay Second Lien Notes.

(d)

The Non-Cash Pay Second Lien Notes, of which approximately $228,519,000 principal amount were issued to the Company’s stockholders, including $44,402,000 to entities controlled by certain officers and directors, mature on April 30, 2014 and bear interest at 11.5%, payable semi-annually on June 30 and December 31, which may be paid in additional notes at the Company’s option.  While the New First Lien Notes are in place, interest must be paid with additional notes.  During 2010, interest amounting to $4,752,000 was paid through the issuance of additional Non-Cash Pay Second Lien Notes.  The Non-Cash Pay Second Lien Notes are guaranteed by the domestic subsidiaries of FriendFinder and INI and collateralized by a second priority lien on all of the Company’s assets and a pledge of the stock of subsidiaries; however, such security interest is subordinate to the prior payment of the New First Lien Notes.  The Non-Cash Pay Second Lien Notes are redeemable, at the option of the Company, in whole but not in part, at 100% of principal plus accrued and unpaid interest.  Upon the payment in full of the New

First Lien Notes, principal on the Non-Cash Pay Second Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal subject to pro-rata sharing with the Cash Pay Second Lien Notes.  Upon an IPO, if the New First Lien Notes are paid in full, the net proceeds must be used to redeem the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis at 110% of principal plus accrued and unpaid interest. In addition, noteholders have the option of requiring the Company to repay the Non-Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal plus accrued and unpaid interest.  If the New First Lien Notes are paid in full, the Company shall repay the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis with proceeds received from any debt or equity financing (including a secondary offering), and asset sales of more than $25 million at 110% of principal plus accrued and unpaid interest and with proceeds of other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions.  The Non-Cash Pay Second Lien Notes will be convertible into shares of the Company’s common stock upon or after an IPO.  The conversion price of the notes will be at the per share offering price for the Company’s common stock upon consummation of the IPO provided that such conversion option shall be limited to approximately 21.1% of the Company’s fully diluted equity.

As a result of the consummation of the IPO in May 2011, the Non-Cash Pay Second Lien Notes became convertible into 8,310,763 shares of common stock at an IPO price of $10.00 per share.

As described in Note 7, if the costs of eliminating the pre-acquisition VAT liabilities is less than $29 million, exclusive of costs paid from an escrow fund which was set up in connection with the acquisition,

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.

LONG-TERM DEBT (CONTINUED)

then the principal amount of the Non-Cash Pay Second Lien Notes will be increased by the issuance of additional such notes for the unused portion of the $29 million, plus interest at 6% on the increased principal from the date of acquisition.

(e)

The New First Lien Notes, the Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes (1) require the Company to maintain minimum specified levels of EBITDA and liquidity and financial ratios, including debt and coverage ratios, all as defined; (2) provides for certain limitations including limits on indebtedness, lease obligations, VAT payments and investments; and (3) prohibits dividends and other payments with respect to the Company’s equity securities.

The Company has agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes.  In addition, the Company has agreed to file, under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  The Company has further agreed to use its reasonable best efforts, subject to applicable law, to cause to become effective a registration statement within 210 calendar days and to consummate an exchange offer within 240 days following the consummation of an IPO of its common stock.  In the event that the Company fails to satisfy the registration and/or exchange requirements within the prescribed time periods, the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5%.

(f)

In connection with the restructuring of Subordinated Convertible Notes issued in connection with the acquisition of Various, the Company agreed to pay $3.2 million of fees to the former owners of Various of which $1 million is payable in each of 2010 through 2012 and $250,000 is payable in the first quarter of 2013.  The obligation was recorded at a present value of $2.3 million using a discount rate of 15%.

Principal of long-term debt outstanding at March 31, 2011, matures as follows (in thousands):

Twelve months ending March 31,
2012	10,686
2013	1,000
2014	294,589
2015	237,209
Total	$543,484

As described above, principal payments on the New First Lien Notes and Cash Pay Second Lien Notes may be accelerated depending on the excess cash flows of the Company.  On May 4, 2011 the Company repaid an aggregate of approximately $9.8 million of principal on the New First Lien Notes and Cash Pay Second Lien Notes under such excess cash flow repayment calculation related to excess cash flow generated in the quarter ended March 31, 2011 which principal amount is included in the 2012 maturities in the above table.

9.

LIABILITY RELATED TO WARRANTS

In conjunction with its August 2005 issuance of Senior Secured Notes, the Company issued warrants to purchase 501,663 shares of the Company’s common stock (of which 476,573 are exercisable at $6.20 per share and 25,090 are exercisable at $10.25 per share) that contained a provision that required a reduction of the exercise price if certain equity events occur. Under the provisions of authoritative accounting guidance which became effective for the Company at January 1, 2009, such a reset provision no longer makes the warrants eligible for equity classification and as such, effective January 1, 2009, the Company classified these warrants as a liability measured at fair value with changes in fair value reflected in operations. In connection therewith, the statement of operations for the three months ended March 31, 2011 and 2010 reflects a gain of $272,000 and $43,000, respectively, on re-measurement of the liability.

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.

LIABILITY RELATED TO WARRANTS (CONTINUED)

The Company’s warrants were measured at fair value based on the binomial options pricing model using valuation inputs which are based on management’s internal assumptions (which are not readily observable) at  March 31, 2011 and December 31, 2010 respectively as follows: 1) dividend yield of 0% and 0%; 2) volatility of 43.2%; and 43.3%, 3) risk-free interest rate of 2.3%; and 1.9%; and 4) expected life of 4.25 years and 4.50 years.

The warrants, which were exercisable until August 2015, provided that they would terminate if not exercised concurrently with the consummation of an IPO.  In May 2011, concurrently with the consummation of the Company’s IPO, warrants to issue 457,843 shares of common stock at $6.20 per share were net settled, whereby 174,246 shares of common stock were issued upon exercise, equivalent to the intrinsic value of the warrants based on the IPO price of $10 per share, and the Company did not receive any cash proceeds.  In addition, warrants to acquire 24,104 common shares at $10.25 per share were terminated as they were not exercised.  Accordingly, in May 2011, the liability related to the warrants will be eliminated with the carrying value related to the exercised warrants transferred to capital in excess of par value and the carrying value related to the terminated warrants recorded as non-operating income.

10.

WARRANTS

As of March 31, 2011, outstanding warrants to purchase voting common stock of the Company are as follows:

Expiration Date(1)	Exercise Price	Number of Shares	Number of Shares as Adjusted Based on IPO(2) (3)
August 2015	$6.20	476,573	457,843
August 2015	$10.25	25,090	24,104
August 2015	$0.0002	243,287	233,726
August 2016	$0.0002	441,474	424,120
December 2017	$0.0002	4,692,996	5,188,509
		5,879,420	6,328,302

(1)

Except for warrants to purchase 1,373,859 shares of common stock at $0.0002 per share which were amended on October 8, 2009, warrants terminate if not exercised concurrently with the consummation of an IPO, if earlier than their stated expiration date.

(2)

The number of shares of common stock for which each warrant is exercisable, except for warrants exercisable at $10.25, were decreased immediately prior to the closing of the IPO as the Company has issued prior to such IPO fewer than 1,343,997 shares or options pursuant to an equity incentive or benefit plan.  The adjustment provision for warrants exercisable at $10.25 was triggered as the Company had issued fewer than 588,890 shares or options pursuant to an equity incentive or benefit plan prior to the closing of the IPO.

(3)

With respect to warrants to acquire 2,441,989 common shares at $0.0002 per share, in order to maintain the warrant holders’ percentage of fully diluted equity, the number of shares of common stock for which such warrants were exercisable was increased by 680,034 immediately prior to the closing of the IPO based on the number of shares of common stock into which the Non-Cash Pay Second Lien Notes which were exchanged for Subordinated Convertible Notes issued to selling stockholders in the acquisition of Various, were convertible based on the IPO price.

Concurrently with the consummation of the IPO in May 2011, 5,734,918 common shares were issued on exercise of 6,018,577 warrants and warrants to acquire 24,104 common shares at $10.25 per share were terminated.  Subsequent to the IPO, warrants to purchase 285,621 shares of common stock at $0.0002 per share which expire in December 2017 remained outstanding.

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.

 STOCK OPTIONS

On April 3, 2008, the Company’s Board of Directors adopted the 2008 Stock Option Plan (the “Plan”). The maximum number of shares for which stock options may be granted under the Plan is 1,343,997 shares, subject to adjustment. Stock options may be issued to employees, directors and consultants, selected by a committee of the Board of Directors. Under the terms of the Plan, the options granted will expire no later than 10 years from the date of grant and will vest 20% on the first anniversary of the grant date and 20% on each succeeding four anniversaries of the grant date, provided, however, that an optionee may exercise the vested portion of a stock option only after that date which is 18 months after the date of an IPO of the Company’s common stock. The exercise price of an option shall be the closing price of the common stock on a national securities exchange on the date immediately preceding the date of grant or if the common stock is not traded on a national securities exchange its fair value as determined in good faith by the board of directors. Notwithstanding the foregoing, the exercise price per share of any stock option agreement issued prior to an IPO will be the price per share of the Company’s common stock to be sold pursuant to an IPO.

From adoption through December 31, 2010, the Company issued agreements to grant options to purchase a total of 777,250 shares of the Company’s common stock to employees, non employee directors as well as to one board advisor under the Plan. In addition, through December 31, 2010, and the three months ended March 31, 2011, options for 225,500 and 6,250 shares, respectively, under such agreements were forfeited. As of March 31, 2011, there were outstanding agreements to grant options to acquire 545,500 common shares. The exercise price of these options was set at $10.00 per share, representing the price per share that the Company’s common stock was sold to the public pursuant to the IPO in May 2011.

As a successful completion of an IPO is necessary in order for an option to be exercised, no compensation cost will be recognized until the occurrence of such event. Consequently, the Company has not recognized any compensation related to these options as of March 31, 2011. Upon successful completion of an IPO, compensation cost will be accrued for each vesting tranche over the requisite service period commencing on the date the options were granted and ending on the later of the vesting date or 18 months after the date of the IPO. Accordingly, in the quarter ending June 30, 2011, with the IPO completed on May 16, 2011, a cumulative adjustment will be made to record compensation cost which accrued prior to such date, based on the fair value of the options on the IPO date.

Estimated stock-based compensation to be recognized for options outstanding at March 31, 2011 will be approximately $2.4 million based upon an IPO price of $10.00 per share, which is expected to be recognized over a weighted-average period of two years.  Of such amount a cumulative adjustment to compensation expense of approximately $2.0 million will be recorded.

12.

INCOME TAXES

The income tax (benefit) expense computed based on the Company’s estimated annual effective tax rate consists of the following (in thousands):

		For the Three Months Ended March 31,
Current:		2011	2010
Federal	$	─	$29
State		24	118
		$24	$147
Deferred:
Federal	$	─	$(208)
State		─	(31)
		─	(239)
Total tax provision (benefit)		$24	$(92)

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.

INCOME TAXES (CONTINUED)

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates that its net deferred tax assets at December 31, 2011 will be fully offset by a valuation allowance, no tax benefit has been recognized for the three months ended March 31, 2011.  In addition, the tax benefit recognized for the three months ended March 31, 2010, was limited based on the Company anticipating that its net deferred tax assets at December 31, 2010 would be offset by a valuation allowance.

13.

 SEGMENT INFORMATION

The Company’s reportable segments consist of Internet and Entertainment. For the three months ended March 31, 2011 and 2010, respectively, the Entertainment segment recorded revenue of $47,000 and $231,000 respectively from advertising services provided to the internet segment. Certain corporate expenses and interest expense are not allocated to segments. Segment assets include intangible, fixed, and all others identified with each segment. Unallocated corporate assets consist primarily of cash, certain prepaid items related to indebtedness and deferred tax assets not assigned to one of the segments.

Information for the Company’s segments is as follows (in thousands):

	March 31,	December 31,
	2011	2010
Assets:
Internet	$498,228	$506,297
Entertainment	17,814	22,399
Unallocated corporate	9,603	4,121
Total	$525,645	$532,817

	Three Months Ended March 31,
	2011	2010
Net revenue from external customers:
Internet	$78,134	$80,476
Entertainment	5,386	5,729
Total	$83,520	$86,205

Income from operations:
Internet	$20,971	$13,535
Entertainment	66	1,036
Total segment income from operations	21,037	14,571
Unallocated corporate	(1,362)	(1,597)
Total	$19,675	$12,974

For the three months ended March 31, 2011 and 2010, included in income from operations are amortization of acquired intangibles and software of $3,923,000 and $6,264,000, respectively, and depreciation and other amortization of $1,222,000 and $1,208,000, all of which were incurred by the internet segment.

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.

 SEGMENT INFORMATION (CONTINUED)

Net revenues by service and product are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Internet
Subscription based service	$58,911	$62,288
Pay by usage service	19,223	18,164
Advertising	─	24
	78,134	80,476
Entertainment
Magazine	2,723	3,299
Video entertainment	2,143	1,735
Licensing	520	695
	5,386	5,729
Total revenues	$83,520	$86,205

The Company derives revenue from international websites and other foreign sources.  Revenues by geographical area based on where the customer is located or the subscription originates are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net revenue:
United States	$44,812	$44,851
Europe	22,533	26,635
Canada	4,308	4,176
Other	11,867	10,543
Total	$83,520	$86,205

Principally all long-lived assets are located in the United States.

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.

CONTINGENCIES

(a)

On December 28, 2007, Broadstream Capital Partners, Inc. (“Broadstream”) filed a lawsuit against the Company in the State Superior Court of California, County of Los Angeles, Central District, and the Company subsequently removed the case to the Federal District Court for the Central District of California. The complaint alleged breach of contract, breach of covenant of good faith and fair dealing, breach of fiduciary duty and constructive fraud arising out of a document titled “Non-Disclosure Agreement.” The complaint alleged, among other things, that Broadstream entered into a Non-Disclosure Agreement with the Company that required Broadstream’s prior written consent for the Company to knowingly acquire Various or any of its subsidiaries and that such consent was not obtained. On April 7, 2008, Broadstream filed its First Amended Complaint, which added a new cause of action for intentional interference with prospective economic advantage. On February 20, 2009, Broadstream filed its Third Amended Complaint, which dismisses the allegations of breach of fiduciary duty and constructive fraud. The complaint seeks damages which plaintiff alleges to be in excess of $20 million, plus interest, costs and punitive damages. Broadstream later asserted up to $557 million in damages plus punitive damages. On July 20, 2009, the Company entered into an agreement with Broadstream under which, without admitting liability, the Company agreed to pay Broadstream $3.0 million in $1.0 million installments due no later than July 2009, January 2010 and July 2010. Such payments were timely made. The agreement provides that upon the  earlier of twelve months after the Company has securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, or eighteen months after the effective date of the agreement, but not later than twelve months following such earlier date, Broadstream must choose either to (i) refile its complaint in Federal District Court provided that it first repay the Company the $3.0 million or (ii) demand arbitration. If Broadstream elects arbitration, the parties have agreed that there will be an arbitration award to Broadstream of at least $10.0 million but not more than $47.0 million. Giving consideration of the limitation of the arbitration award in relation to damages sought in litigation, management had not concluded that it was probable that Broadstream would demand arbitration.  Accordingly, no loss had been provided for as a result of entering into the agreement. In the event that Broadstream elected arbitration, at such time the Company would recognize a loss in connection with the matter of $13.0 million to $50.0 million.

In December 2010, Broadstream elected arbitration. Accordingly, at December 31, 2010 the Company recognized a loss in connection with the matter of $13.0 million and recorded a liability to Broadstream of $10.0 million (included in accrued expenses and other liabilities).  In the event that the liability exceeds $15.0 million (exclusive of $3.0 million the Company already paid to Broadstream), it would constitute an event of default under the agreements governing the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. Arbitration is currently scheduled for to be held in July 2011. The Company disputes all of Broadstream’s claims and intends to defend the matter vigorously.  Although the

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.

CONTINGENCIES (CONTINUED)

Company does not believe it will be required to pay in excess of $13.0 million, including the $3.0 million already paid to Broadstream, as arbitration is inherently uncertain, it is reasonably possible that the Company may be required to pay in excess of $13.0 million.  However, no estimate of the amount or range of any such additional loss can be made.

(b)

On December 23, 2005, Robert Guccione, our former president, filed an action against the Company and some of its officers, among other defendants, in New York State Court for breach of contract, fraud, unjust enrichment, promissory estoppel, failure to pay severance and conspiracy to defraud. The amount of damages requested in the complaint against the Company is approximately $9.0 million and against the officers is in excess of $10.0 million. Some of the counts in the complaint also demand an unspecified amount of damages.  Guccione filed an amended complaint on June 5, 2007 to include additional claims relating to ownership of certain United Kingdom, Jersey and Guernsey trademarks and added as a party Penthouse Publications Limited, an entity with no current affiliation with the Company, as party plaintiff. Guccione agreed to dismiss the count for conspiracy to defraud only. Guccione filed a Second Amended Complaint on December 14, 2007 adding General Media International, Inc. (an entity with no current affiliation with the Company) as party plaintiff and a new claim for inducement to breach of contract. The Company filed its motion to dismiss the Second Amended Complaint on January 31, 2008, which was granted in part and denied in part. The court dismissed the claims for unjust enrichment and promissory estoppel. The Company filed its Answer and Affirmative Defenses to the Second Amended Complaint on June 25, 2009. On August 14, 2008, Guccione filed a voluntary petition for Chapter 7 Bankruptcy. Guccione filed a dismissal of the bankruptcy proceedings on November 4, 2009. The Court dismissed the bankruptcy action on November 9, 2009. The settlement agreement between Guccione and his judgment creditors assigns all rights to the New York state court action to his judgment creditors. On January 8, 2010, the Company filed an Amended Answer with counterclaims against Guccione and Penthouse Publications Limited for conversion, breach of fiduciary duty, declaratory relief and indemnification. No specific amount of damages has been requested in the counterclaims. On January 27, 2010, Plaintiffs filed a Reply to the Company’s counterclaims. In January and February 2010, certain defendants filed Answers to Plaintiffs’ Second Amended Complaint with cross-claims against the Company for contribution and indemnification. No specific amount of damages has been requested. In February and March 2010, the Company filed its Answer and Affirmative Defenses to the cross-claims. On October 20, 2010, Guccione passed away. As such, the case is stayed pending substitution of his estate as a party. The Company believes it has meritorious defenses to all claims and intends to vigorously defend the lawsuit.

(c)

On or about November 27, 2006, a claimant filed a consumer class action arbitration at Judicial Arbitration and Mediation Services, Inc. or JAMS in San Jose, California, alleging a nationwide class action against Various under a variety of legal theories related to, among other things, representations regarding the number of active users on its internet dating websites, causing the appearance of erroneous member profiles, and a failure to adequately remove or account for alleged erroneous member profiles. The claimant is seeking unspecified damages. Various disputes the claims and intends to defend the arbitration vigorously.

(d)

On November 28, 2006, Antor Media Corporation (“Antor”) filed a complaint against FriendFinder, its subsidiary, General Media Communications, Inc. (“GMCI”), and several non-affiliate media/entertainment defendants in the U.S. District Court for the Eastern District of Texas, Texarkana Division, for infringement of a Patent titled “Method and Apparatus for Transmitting Information Recorded on Information Storage Means from a Central Server to Subscribers via a High Data Rate Digital Telecommunications Network.” No specific amount of damages has been requested. Injunctive relief is also sought. The Company and its subsidiary filed an Answer, Affirmative Defenses and Counterclaims. The United States Patent and Trademark Office (“USPTO”) issued a non-final office action rejecting Antor’s patent claims. Antor filed a response to the office action which added 83 new claims to the original 29 rejected claims. In August 2008, the USPTO issued its final office action sustaining its rejection of the original 29 claims and rejecting the 83 new claims. Antor filed its Petition to Vacate Finality of Office Action on the grounds it introduced new grounds for the rejection. Based on the final office action, the

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.

CONTINGENCIES (CONTINUED)

Company, GMCI and all other defendants filed an expedited motion to stay the case. In December 2008, pursuant to an order granting a re-examination proceeding, the USPTO issued a non-final office action again rejecting the original 29 claims and the new 83 claims. In February 2009, Antor filed a response in which it agreed to cancel the 83 new claims previously proposed. On May 11, 2009, the Court entered an Order granting Defendants’ Motion to Stay as modified. On May 22, 2009, the defendant accepted the terms of the Court’s proposed Stipulation regarding the use of prior art at trial and filed their Stipulation. On June 5, 2009, the USPTO issued a Final Office Action rejecting all of the Plaintiff’s claims. Plaintiff filed an appeal on July 7, 2009 and an appellate brief on October 8, 2009. On February 18, 2010, the USPTO filed an answer brief. On October 21, 2010, the USPTO Board of Patent Appeals entered an order affirming the rejection of Antor’s claims. On December 21, 2010, Antor filed a request for rehearing which was denied in March 2011. On May 23, 2011, Antor filed its notice of appeal. The case will remain stayed pending the appeal.

(e)

Effective July 1, 2008, Various registered in the European Union and on July 29, 2008, began separately charging VAT to its customers. For periods prior thereto, Various recorded a liability for VAT and related interest and penalties in connection with revenue from internet services derived from its customers in the various European Union countries. Various reduced its VAT liability for periods prior to July 1, 2008 in the countries where the liability was either paid in full or payments were made pursuant to settlement and payment plans or where determinations were made that payments were not due. Various continues to  negotiate settlements of the liabilities or challenge the liability related to VAT for periods prior to July 1, 2008 (see Note 7).

(f)

On May 19, 2009 representatives for Summit Trading Limited (“Summit”) sent a letter to the Company’s outside legal counsel, alleging that the Company, Interactive Brand Development, Inc., (an owner of the Company’s Series B Common Stock) and entities affiliated with two of the Company’s principal stockholders defrauded Summit of financial compensation for services provided to the Company’s predecessor entity, General Media, Inc. Among the claims, Summit asserted bad faith, breach of contract and fraud by the Company’s management and the Company, and claimed that it is owed an equity interest in the Company, as well as compensatory, punitive and exemplary damages in excess of $500 million. Management believes that the allegations stated in the letter are vague and lack factual basis and merit. Summit has not taken any legal action against the Company. Should Summit take legal action, the Company would vigorously defend the lawsuit.

(g)

On November 16, 2010, Patent Harbor, LLC filed a Complaint for patent infringement against, among others, Penthouse Digital Media Productions Inc. (PDMP), in the United States District Court for the Eastern District of Texas. The Complaint alleges an infringement of a U.S. Patent titled “Apparatus and Method for Assembling Content Addressable Video”. No specific amount of damages has been requested. However, on November 16, 2010, the Company received a settlement demand from plaintiff in the amount of $800,000. Plaintiff later lowered its demand to $500,000. On January 28, 2011, the Company filed an Answer, Affirmative Defenses and Counterclaims. On February 25, 2011, plaintiff filed its Answer to the Counterclaims. The Company has no insurance coverage for patent infringement claims. The Company disputes the allegations and believes it has meritorious defenses, and plans to vigorously defend the allegations.

(h)

On April 13, 2011, Facebook, Inc., or Facebook, filed a complaint against FriendFinder and certain of its subsidiaries in the U.S. District Court for the Northern District of California, alleging trademark infringement with regard to the use of the terms “facebook of sex” and Facebook’s use of the “FRIENDFINDER” mark. The Complaint contains causes of action for: trademark dilution, false designation of origin, trademark infringement, violation of the Anti-Cybersquating Consumer Protection Act, and for unfair competition. The Complaint also seeks a declaratory judgment that Facebook’s use of “friend finder” is a descriptive fair use that does not infringe Various’ trademark rights in the “FRIENDFINDER” mark. No specific amount of damages has been sought. However, the Complaint requests monetary relief, injunctive relief, punitive damages, cancellation of the “FRIENDFINDER”

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.

CONTINGENCIES (CONTINUED)

marks, attorneys’ fees, other equitable relief, and costs amongst other things. The Company believes that Facebook’s claims are without merit and intends to vigorously defend the lawsuit.

The Company currently is a party to other legal proceedings and claims. While management presently believes that the ultimate outcome of these proceedings, including the ones discussed above, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows, or overall trends in results of operations, litigation and arbitration is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting the Company from selling one or more products or services. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods. Other than as disclosed above, the Company is unable to estimate the possible loss or range of loss which may result from pending legal proceedings or claims.

15.

SUBSEQUENT EVENTS

On May 16, 2011, the Company issued 5,000,000 shares of common stock at a price of $10.00 per share and completed its IPO.  The Company raised gross proceeds of $50.0 million, less underwriting fees and commissions of 7.25% of the gross proceeds, or $3.6 million, and incurred other offering expenses of $2.9 million to be paid from the proceeds of the offering, resulting in $43.5 million of net proceeds.  In addition, the Company had incurred and paid as of December 31, 2010, $13.0 million of offering costs, which are included in deferred offering costs in the accompanying balance sheets at March 31, 2011 and December 31, 2010. The underwriters have 30 days to exercise their option to issue up to an additional 750,000 shares.

In connection with the consummation of the IPO (i) 378,579 outstanding shares of Series A Convertible Preferred Stock were converted into 428,668 shares of common stock (ii) all of the outstanding shares of Series B Convertible Preferred Stock were converted into 8,444,853 shares of common stock (iii) 1,806,860 shares of Series B Common Stock were exchanged for 1,806,860 shares of common stock and (iv) 5,734,918 shares of common stock were issued upon exercise of outstanding warrants.

As described in Note 8(b), in the event of an IPO, the net proceeds must be used to redeem the New First Lien Notes and Cash Pay Second Lien Notes pro rata at 110% of principal plus accrued and unpaid interest.  On May 19, 2011, the Company redeemed $39,541,000 principal amount of notes from the net proceeds of the IPO and incurred a loss on extinguishment of debt estimated to be approximately $6.9 million.  As of June 6, 2011, the outstanding principal amounts of the First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes are $243.8 million, $11.0 million and $237.2 million, respectively.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 11, 2011.  This quarterly report on Form 10-Q contains forward-looking statements, based on current expectations and related to future events and our future financial performance that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under the section entitled “Risk Factors” included in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 11, 2011.

Overview

We are a leading internet and technology company providing services in the rapidly expanding markets of social networking and web-based video sharing.  Our business consists of creating and operating technology platforms which run several of the most heavily visited websites in the world.  Through our extensive network of more than 38,000 websites, since our inception, we have built a base of more than 445 million registrants and more than 298 million members in more than 200 countries.  We are able to create and maintain, in a cost-effective manner, websites intended to appeal to users of diverse cultures and interest groups.  In December 2010, we had more than 196 million unique visitors to our network of websites, according to comScore.  We offer our members a wide variety of online services so that they can interact with each other and access the content available on our websites.  Our most heavily visited websites include AdultFriendFinder.com, Amigos.com, AsiaFriendFinder.com, Cams.com, FriendFinder.com, BigChurch.com and SeniorFriendFinder.com.  For the three months ended March 31, 2011, we had net revenue of $83.5 million.

We operate in two segments, internet and entertainment.  Our internet segment offers services and features that include social networking, online personals, premium content, live interactive video, recorded video, online chatrooms, instant messaging, photo, video and voice sharing, blogs, message boards and free e-mail.  Our revenues to date have been primarily derived from online subscription and paid-usage for our internet segment products and services.  Our market strategy is to grow this segment and expand our service offerings with complimentary services and features.  Our entertainment segment produces and distributes original pictorial and video content, licenses the globally-recognized Penthouse brand to a variety of consumer product companies and entertainment venues and publishes branded men’s lifestyle magazines.  We continually seek to expand our licenses and products in new markets and retail categories both domestically and internationally.

Our History

Our predecessor company was incorporated in Delaware in 1993 under the name General Media, Inc., or GMI.  GMI filed for bankruptcy on August 12, 2003 under Chapter 11 of the United States Bankruptcy Code and in September 2003, Marc H. Bell and Daniel C. Staton formed PET Capital Partners LLC, or PET, to acquire GMI’s secured notes and preferred stock.

On October 5, 2004, GMI emerged from Chapter 11 protection with all new equity distributed solely to the holders of the GMI secured notes.  The reorganized capital structure also included approximately $35.8 million of term loan notes (the “Term Loan Notes”) distributed to former secured and unsecured creditors.  Concurrently with the emergence from Chapter 11, we changed the name of the company to Penthouse Media Group Inc.  and PET sold a minority position of non-voting Series B common stock to Interactive Brand Development Inc., or IBD.

During 2005, we consummated the sale of $33.0 million of 2005 Notes and $15.0 million of Series A Convertible Preferred Stock to fund the retirement of a $20.0 million credit facility, to fund the repayment of $11.8 million of the Term Loan Notes and to fund the purchase of certain trademark assets and for general corporate purposes.  The remaining outstanding Term Loan Notes were reissued as subordinated term loan notes (the “Subordinated Term Loan Notes”).

On March 31, 2006, we changed our state of incorporation from Delaware to Nevada.

On August 28, 2006, we consummated an offering of $5.0 million of 2006 Notes and $6.0 million of additional Series A Convertible Preferred Stock to fund the acquisition of substantially all of the assets of the debtor estate of Jill Kelly Productions, Inc., a production company, and for general corporate purposes.

On October 25, 2006, we acquired the outstanding shares of the Danni.com business, an adult internet content provider, for $1.4 million in cash and approximately 126,000 shares of common stock valued at $1.5 million, for which we issued an additional $0.9 million of Subordinated Term Loan Notes to fund part of the purchase price consideration.

In December 2007, we acquired Various for approximately $401.0 million.  The purchase price of approximately $401.0 million paid to the sellers consisted of approximately (i) $137.0 million in cash, (ii) notes valued at approximately $248.0 million, and (iii) warrants to acquire approximately 2.9 million shares of common stock, subject to adjustment for certain anti-dilution provisions, valued at approximately $16.0 million.  The purchase price gives effect to a $61.0 million reduction attributable to a post-closing working capital adjustment which resulted in a $51.0 million reduction in the value of notes issued and a $10.0 million reduction in cash paid which was held in escrow.  This adjustment is the result of our indemnity claim against the sellers relating to the VAT liability.  In addition, legal and other acquisition costs totaling approximately $4.0 million were incurred.  The cash portion of the purchase price was obtained through the issuance of notes and warrants, including approximately $110.0 million from certain of our stockholders.  On June 10, 2009, the United Kingdom taxing authority notified us that it had reversed its previous position and that we were not subject to VAT, which resulted in an approximately $39.5 million reduction in the VAT liability.  On October 8, 2009, we settled all indemnity claims against the sellers (whether claims are VAT related or not) by adjusting the original principal amount of the Subordinated Convertible Notes to $156.0 million.  In addition, the sellers agreed to make available to us, to pay VAT and certain VAT-related expenses, $10.0 million held in a working capital escrow account established at the closing of the Various transaction.  As of December 31, 2010, a total of $10 million has been released from the escrow to reimburse us for VAT-related expenses already incurred.  If the actual costs to us of eliminating the VAT liability are less than $29.0 million, after applying amounts from the working capital escrow, then the principal amount of the Non-Cash Pay Second Lien Notes (which were issued in exchange for the Subordinated Convertible Notes in the New Financing) will be increased by the issuance of new Non-Cash Pay Second Lien Notes to reflect the difference between $29.0 million and the actual VAT liability, plus interest on such difference.

In December 2007, we consummated an offering of $5.0 million of Series B Convertible Preferred Stock at a price of $0.59208 per share.  The purchasers in the offering included certain current stockholders, including Messrs. Staton and Bell, Florescue Family Corporation, an entity affiliated with one of our directors, Barry Florescue, and Absolute Income Fund Ltd.  We used the proceeds from the Series B Convertible Preferred Stock offering to pay expenses relating to our acquisition of Various in December 2007 and for working capital.  In July, 2008, we changed our name from Penthouse Media Group Inc. to FriendFinder Networks Inc.

On October 27, 2010, the Company completed the New Financing.  The First Lien Senior Secured Notes, with an outstanding principal amount of $167.1 million, the Second Lien Subordinated Notes, with an outstanding principal amount of $80.0 million and $32.8 million principal amount of 2005 and 2006 Notes were exchanged for, or redeemed with proceeds of, $305.5 million principal amount of New First Lien Notes.  The remaining $13.5 million principal amount of 2005 Notes and 2006 Notes were exchanged for $13.8 million principal amount of Cash Pay Second Lien Notes.  The Subordinated Convertible Notes and Subordinated Term Loan Notes, with outstanding principal amounts of $180.2 million and $42.8 million respectively, together with accrued interest of $9.5 million, were exchanged for $232.5 million principal amount of Non-Cash Pay Second Lien Notes.

Key Factors Affecting Our Results of Operations

Net Revenue

Our net revenue is affected primarily by the overall demand for online social networking and personals services.  Our net revenue is also affected by our ability to deliver user content together with the services and features required by our users’ diverse cultures, ethnicities and interest groups.

The level of our net revenue depends to a large degree on the growth of internet users, increased internet usage per user and demand for adult content.  Our net revenue also depends on demand for credit card availability and other payment methods in countries in which we have registrants, members, subscribers and paid users, general economic conditions, and government regulation.  The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and thus a decline in general economic conditions may lead to our current and potential registrants, members, subscribers and paid users having less discretionary income to spend.  This could lead to a reduction in our revenue and have a material adverse effect on our operating results.

In addition, our net revenue could be impacted by foreign and domestic government laws that affect companies conducting business on the internet.  Laws which may affect our operations relating to payment methods, including the use of credit cards, user privacy, freedom of expression, content, advertising, information security, internet obscenity and intellectual property rights are currently being considered for adoption by many countries throughout the world.

Internet Revenue

Approximately 93.6% and 93.4% of our net revenue for the three months ended March 31, 2011 and 2010, respectively, was generated from our internet segment comprised of social networking, live interactive video and premium content websites.  This revenue is treated as service revenue in our financial statements.  We derive our revenue primarily from subscription fees and pay-by-usage fees.  These fees are charged in advance and recognized as revenue over the term of the subscription or as the advance payment is consumed on the pay-by-usage basis, which is usually immediately.  VAT is presented on a net basis and is excluded from revenue.

Net revenue consists of all revenue net of credits back to customers for disputed charges and any chargeback expenses from credit card processing banks for such items as cancelled subscriptions, stolen cards and non-payment of cards.  We estimate the amount of chargebacks and credits that will occur in future periods to offset current revenue.  For the three months ended March 31, 2011, and 2010, these credits and chargebacks were 6.3% and 5.7% of gross revenue, respectively, while chargebacks alone were 1.2% and 1.6% of gross revenue, respectively.

We believe that we have new opportunities to substantially increase revenue by adding new features to our websites, expanding in foreign markets and generating third party advertising revenue from our internet websites, which allow us to target specific demographics and interest groups within our user base.  However, our revenue growth rate may decline in the future as a result of increased penetration of our services over time and as a result of increased competition.

Entertainment Revenue

Approximately 6.4% and 6.6% of our net revenue for the three months ended March 31, 2011 and 2010, respectively, was generated by the entertainment segment.  Entertainment revenue consists of studio production and distribution, licensing of the Penthouse name, logos, trademarks and artwork for the manufacture, sale and distribution of consumer products and publishing revenue.  This revenue is treated as product revenue in our financial statements, with the exception of revenue derived from licensing, which is treated as service revenue.  For more information regarding our net revenue by service and product, see Note 12, “Segment Information” of our consolidated financial statements included elsewhere in this 10-Q.  We derive revenue through third party license agreements for the distribution of our programming where we either receive a percentage of revenue or a fixed fee.

The revenue sharing arrangements are usually either a percentage of the subscription fee paid by the customer or a percentage of single program or title fee purchased by the customer.  Our fixed fee contracts may receive a fixed amount of revenue per title, group of titles or for a certain amount of programming during a period of time.  Revenue from the sale of magazines at newsstands is recognized on the on-sale date of each issue based on an estimate of the total sell through, net of estimated returns.  The amount of estimated revenue is adjusted in subsequent periods as sales and returns information becomes available.  Revenue from the sale of magazine subscriptions is recognized ratably over their respective terms.

Cost of Revenue

Cost of revenue for the internet segment is primarily comprised of commissions, which are expensed as incurred, paid to our affiliate websites and revenue shares for online models and studios in connection with our live interactive video websites.  We estimate that cost of revenue will decrease as a percentage of net revenue primarily due to improvement in our affiliate commission structure and revenue sharing arrangements with our models and studios as net revenue increases.  Cost of revenue for the entertainment segment consists primarily of publishing costs including costs of printing and distributing magazines and studio costs which principally consist of the cost of the production of videos.  These costs are capitalized and amortized over three years which represents the estimated period during which substantially all the revenue from the content will be realized.

Marketing Affiliates

Our marketing affiliates are companies that operate websites that market our services on their websites and direct visitor traffic to our websites by placing banners or links on their websites to one or more of our websites.

The total net revenues derived from these marketing affiliates have increased from year to year during the three years shown, while the percentage of revenue contribution has increased as well.  The compensation to affiliates can vary depending on whether an affiliate chooses to be compensated on a pay-per-order or revenue sharing basis.  Under a pay-per-order agreement, we compensate an affiliate one-time for each new member that places an order.  Under a revenue sharing agreement, we compensate the affiliate in perpetuity for as long as the member continues to renew their subscription.  Depending on the longevity of the subscription, either of the two compensation methods can result in a higher expense to us.  In addition, we occasionally modify the pay-per-order compensation amount as needed depending on the quality of the traffic sent by the affiliate, economic factors, competition and other criteria.

Marketing Affiliates (continued)

Our compensation to our marketing affiliates has decreased and the percentage of revenues from our marketing affiliates have increased modestly, reflecting the variability in the rate at which we compensate our marketing affiliates described above.  The percentage of revenues derived from these affiliates and the compensation to our affiliates for the three months ended March 31, 2011 and 2010 are set forth below:

	Three Months Ended March 31,
	2011	2010
Percentage of revenue contributed by affiliates	46%	43%
Compensation to affiliates (in millions)	$16.2	$19.9

Operating Expenses

Product Development

Product development expense consists of the costs incurred for maintaining the technical staff which are primarily comprised of engineering salaries related to the planning and post-implementation stages of our website development efforts.  These costs also include amortization of the capitalized website costs attributable to the application development stage.  We expect our product development expenses to remain stable as a percentage of revenue as we continue to develop new websites, services, content and features which will generate revenue in the future.

Selling and Marketing

Selling and marketing expenses consist principally of advertising costs, which we pay to companies that operate internet search engines for key word searches in order to generate traffic to our websites.  Selling and marketing expenses also include salaries and incentive compensation for selling and marketing personnel and related costs such as public relations.  Additionally, the entertainment segment includes certain nominal promotional publishing expenses.  We believe that our selling and marketing expenses will remain relatively constant as a percentage of revenue as these expenses are relatively variable and within the discretion of management.

General and Administrative

General and administrative expenses relate primarily to our corporate personnel related costs, professional fees, occupancy, credit card processing fees and other overhead costs.

Stock Based Compensation

Based on the initial public offering price of $10.00 per share on May 11, 2011, estimated stock-based compensation to be recognized as a result of this offering for options outstanding at March 31, 2011 will be approximately $2,367,000, which is expected to be recognized over a weighted-average period of two years beginning in May 2011.  Of such amounts, a cumulative adjustment to compensation expense of approximately $1,974,000 will be realized in May 2011.

Amortization of Acquired Intangibles and Software

Amortization of acquired intangibles and software is primarily attributable to intangible assets and internal-use software from acquisitions.  As a result of purchase accounting rules, fair values were established for intangibles and internal-use software.  The total fair value of these intangibles and internal-use software acquired from Various in 2007 was $182.5 million.  The amortization periods vary from two to five years with the weighted average amortization period equaling approximately three years.  We recognized amortization expense associated with these assets of $3.9 million and $6.3 million for the three months ended March 31, 2011 and 2010,   respectively.  If we acquire other businesses which results in us owning additional intangible assets, the amortization of any acquired intangible assets could cause our depreciation and amortization expense to increase as a percentage of net revenue.

Depreciation and Other Amortization

Depreciation and other amortization is primarily depreciation expense on our computer equipment.  We expect our depreciation and other amortization expenses to decrease due to purchases of new hardware and software associated with our growth plans increasing at a slower rate than our anticipated growth in net revenue.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets is recognized when we determine that the carrying value of goodwill and indefinite-lived intangible assets is greater than the fair value.  We assess goodwill and other indefinite-lived intangibles at least annually, and more frequently when circumstances indicate that the carrying value may be impaired.  We do not expect that there will be future impairment recorded to goodwill and intangible assets based on current information available.  However, if future circumstances change and the fair values of goodwill or intangible assets is less than the current carrying value, additional impairment losses will be recognized.

Interest Expense, Net of Interest Income

Interest expense, net of interest income mainly represents interest expense recognized from the debt incurred in connection with the acquisition of Various and the New Financing and an increase in interest expense related to our debt incurred prior to the acquisition.  Included in interest expense is amortization of note discounts due to certain warrants issued in connection with our 2005 Notes, 2006 Notes, First Lien Senior Secured Notes and Second Lien Subordinated Secured Notes and amortization of a discount to record the fair value of the Subordinated Convertible Notes at the date of issuance.  As the exchange of such notes was not accounted for as extinguishment (as described in “Note 8 — Long-Term Debt” in our condensed consolidated financial statements included elsewhere in this Form 10-Q), subsequent to our debt restructuring on October 27, 2010, interest expense continues to include such amortization together with amortization of original issue discount related to our New First Lien Notes and Cash Pay Second Lien Notes and amortization of discount to record the fair value of certain Non-Cash Pay Second Lien Notes at the date of issuance.  Interest expense also includes amortization of deferred debt costs and the 2% premium paid in connection with payment of debt from excess cash flow each quarter.

Interest and Penalties Related to VAT Liability not Charged to Customers

Interest and penalties related to VAT not charged to customers are due to our failure to file VAT tax returns and pay VAT based on the applicable law of each country in the European Union.  Commencing in 2003, the member states of the European Union implemented rules requiring the collection and payment of VAT on revenues generated by non-European Union businesses that provide electronic services that are purchased by end users within the European Union.  We did not begin collecting VAT from our subscribers until July 2008.  At March 31, 2011 and December 31, 2010, the total amount of uncollected VAT payments was approximately $41.8 million and $39.4 million, respectively.  For more information regarding our potential VAT liability, see Note 7 — “VAT Liabilities” in our condensed consolidated financial statements included elsewhere in this Form 10-Q.  The majority of the penalties assessed by the various tax jurisdictions related to the VAT liability were incurred prior to our purchase of Various and thus charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers.  The portion of interest incurred prior to the purchase of Various was also charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers, and subsequently continues to be recorded on the unpaid amounts.  On October 14, 2008, we made an indemnity claim against these notes under the acquisition agreement for Various in the amount of $64.3 million.  On June 10, 2009, the United Kingdom taxing authority notified us that it had reversed its previous position and that we were not subject to VAT, which resulted in an approximately $39.5 million reduction in the VAT liability.  On October 8, 2009, we settled and released all indemnity claims against the sellers (whether claims are VAT related or not) by reducing the original principal amount of the Subordinated Convertible Notes by the full value of the then-outstanding VAT liability.  In addition, the sellers agreed to make available to us, to pay VAT and certain VAT-related expenses, $10.0 million held in a working capital escrow account established at the closing of the Various transaction.  As of March 31, 2011, the total $10.0 million has been released from the escrow to reimburse us for VAT-related expenses already incurred.  If the actual costs to us of eliminating the VAT liability are less than $29.0 million, after applying amounts from the working capital escrow, then the principal amount of the Non-Cash Pay Second Lien Notes (notes issued in exchange for the Subordinated Convertible Notes in the New Financing) will be increased by the issuance of new Non-Cash Pay Second Lien Notes to reflect the difference between $29.0 million and the actual VAT liability, plus interest on such difference.  For more information regarding the reductions of the principal amount of Subordinated Convertible Notes as a result of our VAT liability, see Note 7 – “VAT Liabilities”.

Foreign Exchange Gain/(Loss), Principally Related to VAT Liability not Charged to Customers

Foreign exchange gain or loss principally related to VAT liability not charged to customers is the result of the fluctuation in the U.S.  dollar against foreign currencies.  We record a gain when the dollar strengthens against foreign currencies and a loss when the dollar weakens against those currencies.  Our primary exposure to foreign fluctuations is related to the liability related to VAT not charged to customers, the majority of which is denominated in Euros.

Gain on Liability Related to Warrants

Gain on liability related to warrants reflects our warrants issued in conjunction with the August 2005 issuance of the Senior Secured Notes.  We issued warrants to purchase 501,663 shares of our common stock (of which 476,573 are exercisable at $6.20 per share and 25,090 are exercisable at $10.25 per share).  The warrants contain a provision that required a reduction of the exercise price if certain equity events occur.  Under the provisions of authoritative guidance that became effective for us on January 1, 2009, such a reset provision no longer makes the warrants eligible for equity classification and as such, effective January 1, 2009, we classified these warrants as a liability at a fair value of $6.3 million with a corresponding increase of $1.6 million to accumulated deficit and a $4.8 million reduction to capital in excess of par value.  The liability is measured at fair value with changes in fair value reflected in the statement of operations.

Our warrants are measured at fair value using a binomial options pricing model using valuation inputs which are based on internal assumptions (which are not readily observable) at December 31, 2010 and March 31, 2011, respectively, as follows: 1) dividend yield of 0% and 0%; 2) volatility of 43.3% and 43.2%; 3) risk free interest rate of 1.9% and 2.3%; and 4) expected life of 4.50 years and 4.25 years.

Other Non-Operating Income/Expenses, Net

Other non-operating income and expenses include miscellaneous transactions not related to our primary operations.  Included in the three months ended March 31, 2011 is life insurance proceeds related to the death of the original founder of Penthouse, Robert Guccione of $1.1 million.

Income Tax Provision (Benefit)

We had an income tax provision of $24,000 and an income tax benefit of $92,000 at March 31, 2011 and 2010, respectively.  At December 31, 2010, we had net operating loss carryforwards for federal income tax purposes of approximately $69.0 million available to offset future taxable income, which expire at various dates from 2024 through 2028.  Our ability to utilize approximately $9.0 million of these carryforwards is limited due to changes in our ownership, as defined by federal tax regulations.  In addition, utilization of the remainder of such carryforwards may be limited by the occurrence of certain further ownership changes, including changes as a result of this offering.

Realization of the deferred tax assets is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of taxable temporary differences.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates and judgments are subject to an inherent degree of uncertainty.  Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, as well as in our IPO Prospectus, which includes our audited financial statements.  However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations.  In applying these critical accounting policies, our management uses its judgment in making certain assumptions to be used in making such estimates.  Those estimates are based on our historical experience, the terms of existing contracts, our observation of trends in our industry and information available from other outside sources as appropriate.  Accounting policies that, in their application to our business, involve the greatest amount of subjectivity by way of management judgments and estimates are those relating to valuation of goodwill, identified intangibles and other long-lived assets, including business combinations; and legal contingencies.

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets, including Business Combinations

We test goodwill and intangible assets for impairment in accordance with authoritative guidance.  We also test property, plant and equipment for impairment in accordance with authoritative guidance.  We assess goodwill, and other indefinite-lived intangible assets at least annually, or more frequently when circumstances indicate that the carrying value may not be recoverable.  Factors we consider important and which could trigger an impairment review include the following:

•

a significant decline in actual or projected revenue;

•

a significant decline in performance of certain acquired companies relative to our original projections;

•

an excess of our net book value over our market value;

•

a significant decline in our operating results relative to our operating forecasts;

•

a significant change in the manner of our use of acquired assets or the strategy for our overall business;

•

a significant decrease in the market value of an asset;

•

a shift in technology demands and development; and

•

a significant turnover in key management or other personnel.

When we determine that the carrying value of goodwill and indefinite-lived intangible assets and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.  In the case of finite-lived amortizable intangible assets and other long-lived assets, this measurement is only performed if the projected undiscounted cash flows for the asset are less than its carrying value.

We have acquired the stock or specific assets of certain companies from 2006 through 2007 some of which were considered to be business acquisitions.  Under the purchase method of accounting then in effect, the cost, including transaction costs, were allocated to the underlying net assets, based on their respective estimated fair values.  The excess of the purchase price over the estimated fair values of identifiable net assets acquired was recorded as goodwill.

Intangible assets which resulted from the acquisition were recorded at estimated fair value at the date of acquisition.  Identifiable intangible assets are comprised mainly of studio and service contracts, domain names, customer lists and a non-compete agreement.  In addition, purchase accounting requires deferred revenue be restated to estimated cost incurred to service the liability in the future, plus a reasonable margin.

The judgments made in determining the estimated fair value of assets and liabilities acquired and the expected useful life assigned to each class of assets can significantly impact net income.

As with the annual testing described above, determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions.

In our impairment testing, our forecasts of future performance, the discount rates used in discounted cash flow analysis and comparable company comparisons are all subjective in nature and a change in one or more of the factors could have a material change in the results of such testing and our financial results.

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in Note 14 to our consolidated financial statements.  To the extent that a loss related to a contingency is probable and can reasonably be estimated, we accrue an estimate of that loss.  Because of the uncertainties related to both the amount or range of loss on certain pending litigation and arbitration, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such matters.  As additional information becomes available, we will assess the potential liability related to our pending matters and make, or if necessary revise, our estimates.  Such changes in our estimates of the potential liability could materially impact our results of operations and financial position.

Segment Information

We divide our business into two reportable segments: internet, which consists of social networking, live interactive video and premium content websites; and entertainment, which consists of studio production and distribution, licensing and publishing.  Certain corporate expenses are not allocated to segments.  The following table presents our results of operations for the periods indicated for our reportable segments:

	Three Months Ended March 31,
	2011	2010
Net revenue
Internet	$ 78,134	$ 80,476
Entertainment	5,386	5,729
Total	83,520	86,205
Cost of revenue
Internet	23,098	26,386
Entertainment	3,663	3,256
Total	26,761	29,642
Gross profit
Internet	55,036	54,090
Entertainment	1,723	2,473
Total	56,759	56,563
Income (loss) from operations
Internet	20,971	13,535
Entertainment	66	1,036
Unallocated corporate	(1,362)	(1,597)
Total	$ 19,675	$ 12,974

Internet Segment Historical Operating Data

The following table presents certain key business metrics for our adult social networking websites, general audience social networking websites and live interactive video websites for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Adult Social Networking Websites
New members	9,340,877	8,809,331
Beginning subscribers	928,314	916,005
New subscribers(1)	416,066	489,256
Terminations	446,524	440,376
Ending subscribers	897,856	964,885
Conversion of members to subscribers	4.5%	5.6%
Churn	16.0%	16.0%
ARPU	$ 19.97	$ 20.33
CPGA	$ 45.11	$ 54.97
Average lifetime net revenue per subscriber	$ 79.44	$ 71.89
Net revenue (in millions)	$ 54,650	$ 57,358

General Audience Social Networking Websites
New members	1,782,481	2,245,591
Beginning subscribers	53,198	57,431
New subscribers(1)	23,353	31,135
Terminations	28,996	30,126
Ending subscribers	47,555	58,440
Conversion of members to subscribers	1.3%	1.4%
Churn	18.2%	17.5%
ARPU	$ 19.82	$ 21.03
CPGA	$ 27.96	$ 29.63
Average lifetime net revenue per subscriber	$ 81.13	$ 90.64
Net revenue (in millions)	$ 2,995	$ 3,655

Live Interactive Video Websites
Total minutes	4,518,128	4,857,873
Average revenue per minute	$ 4.25	$ 3.74
Net revenue (in millions)	$ 19,223	$ 18,164

(1)

New subscribers are subscribers who have paid subscription fees to one of our websites during the period indicated in the table but who were not subscribers in the immediately prior period.  Members who previously were subscribers, but discontinued their subscriptions either by notifying us of their decisions to discontinue or allowing their subscriptions to lapse by failing to pay their subscription fees, are considered new subscribers when they become subscribers again at any point after their previous subscriptions ended.  If a current subscriber to one of our websites becomes a subscriber to another one of our websites, such new subscription would also be counted as a new subscriber since such subscriber would be paying the full subscription fee for each subscription.

The table above includes the average lifetime net revenue per subscriber and the number of subscribers for the periods shown.  While we monitor many statistics in the overall management of our business, we believe that average lifetime net revenue per subscriber and the number of subscribers are particularly helpful metrics for gaining a meaningful understanding of our business as they provide an indication of total revenue and profit generated from of our base of subscribers inclusive of affiliate commissions and advertising costs required to generate new subscriptions.

While we monitor trends in visitors, conversion rates of visitors to subscribers or visitors to paid users does not provide a meaningful understanding of our business.  Our raw data of visitors is subject to duplicate entries from visitors using multiple user names and e-mail addresses or accessing our websites as a member on one website and as a subscriber on another website.  We use statistically significant samples and measurements of visitor data that allow our management to make evaluations based on such data.

There is the possibility that a new subscriber reflected on the table above was either a discontinued or lapsed prior subscriber or is also a current subscriber on a different FriendFinder website.  We do not identify which subscribers are discontinued or lapsed subscribers or which subscribers are existing subscribers on a different FriendFinder website.  Furthermore, a subscriber may come to one of our websites using multiple user names, e-mail addresses or credit cards, and consequently might be double counted.  We do not quantify the number of new subscribers attributable to the sources listed above because we believe our current method provides the most relevant measurement of our business.

With respect to our live interactive video websites, our goal is to maximize the number of minutes purchased and the revenue from those purchased minutes.  Paid users are a subset of our members, and may also be subscribers, who purchase products or services on a pay-by-usage basis on our live interactive video websites.  The number of paid users is less important than the number and cost of the minutes purchased.  Thus, we monitor the revenue from paid users, the number of minutes purchased in any period and the average value of the minutes purchased, all of which are presented in the table above.

Our results of operations related to our adult and general audience websites, as distinguished from the live interactive video websites discussed above, reflects the interaction of the conversion of members to subscribers, the churn of subscribers, and the average value of purchased products and services.  A negative movement in any one of these items may be offset by a positive movement in another.  For more information see the sections entitled “— Results of Operations — Internet Segment Historical Operating Data for the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010.”

Results of Operations

Segments and Periods Presented

We operate in two segments, internet and entertainment.  Our strategy is largely focused on the expansion of our internet segment.  As a result, we expect our entertainment segment to become a decreasing percentage of our total net revenues.  We expect our entertainment segment to continue to account for less than 10.0% and 5.0% of our net revenue and gross profit, respectively, for the next five years.

Our entertainment segment has higher fixed and variable costs associated with the business resulting in historically lower gross profit margins than our internet segment.  We expect gross profit margins in our entertainment segment to continue to vary but remain within its historical range.  We expect the internet gross profit percentage in future years to be consistent with the gross profit percentage in 2010.

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed discussions for each of our segments.  In order to provide a meaningful discussion of our ongoing business, we have provided a discussion of  our consolidated results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010;

An analysis of internet segment operating data which are key to an understanding of our operating results and strategies for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

The following table presents our historical operating results as a percentage of our net revenue for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Net revenue	100.0%	100.0%
Cost of revenue	32.0	34.4
Gross profit	68.0	65.6
Operating expenses:
Product development	4.7	3.4
Selling and marketing	8.8	14.6
General and administrative	24.8	23.9
Amortization of acquired intangibles and software	4.7	7.2
Depreciation and other amortization	1.4	1.4
Total operating expenses	44.4	50.5
Income from operations	23.6	15.1
Interest expense, net of interest income	(26.3)	(26.5)
Interest and penalty related to VAT liability not charged to customers	(0.6)	(0.6)
Foreign exchange (loss) gain principally related to VAT liability not charged to customers	(2.7)	2.3
Gain on liability related to warrants	0.3	0.0
Other non-operating expense (income), net	1.3	(0.0)
Loss before income tax provision (benefit)	(4.4)	(9.7)
Income tax provision (benefit)	0.0	(0.1)
Net loss	(4.4)%	(9.6)%

Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

Net Revenue.  Net revenue for the three months ended March 31, 2011 and 2010 was $83.5 million and $86.2 million, respectively, representing a decrease of $2.7 million or 3.1%.  Internet revenue for the three months ended March 31, 2011 and 2010 was $78.1 million and $80.5 million, respectively, representing a decrease of $2.4 million or 3.0%.  Entertainment revenue for the three months ended March 31, 2011 and 2010 was $5.4 million and $5.7 million, respectively, representing a decrease of $0.3 million or 5.3%.

The decrease in internet revenue was primarily attributable to a decrease in our social networking websites revenue of $3.4 million, or 5.5% due to a decrease in traffic to our websites as described below in cost of revenue.   The above decline was offset by an increase in our live interactive video websites revenue of $1.1 million, or 5.8%, due to more effective marketing campaigns.  Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected our revenue as well.

Internet revenue for the three months ended March 31, 2011 was comprised of 73.8% relating to our social networking websites, 24.6% relating to our live interactive video websites and 1.6% relating to our premium content websites, as compared to 76.0% for our social networking websites, 22.6% for our live interactive video websites and 1.4% for our premium content websites for the same period in 2010.

Entertainment revenue for the three months ended March 31, 2011 was $5.4 million as compared to $5.7 million for the three months ended March 31, 2010, representing a decrease of $0.3 million or 5.3%.  The decrease in entertainment revenue was primarily due to a decrease in our publication revenue of $0.6 million as a result of a decline in the number of magazines sold from 1.2 million to 0.9 million issues.  We also had a decrease in our licensing revenue of $0.2 million due to less licensing activity.  The above decreases were offset by an increase in our video entertainment revenue of $0.4 million related to new video distribution deals.

Entertainment revenue for the three months ended March 31, 2011 was comprised of 50.6% relating to magazine publishing, 39.8% relating to broadcasting and 9.6% relating to licensing, as compared to 57.6% for magazine publishing, 30.3% for broadcasting and 12.1% for licensing for the same period in 2010.

Cost of Revenue.  Cost of revenue for the three months ended March 31, 2011 and 2010 was $26.8 million and $29.6 million, respectively, representing a decrease of $2.8 million or 9.5%.  During the three months ended March 31, 2010, we significantly increased our pay-per-order payouts to affiliates, which caused some of our affiliates to switch from a revenue share basis to a pay-per-order basis.  The increase in pay-per-order payouts caused an increase in traffic to our websites, resulting in increased revenue and a corresponding increase in our affiliate expenses.  We did not have such increases in our pay-per-order payouts for the three months ended March 31, 2011, and as a result, had a reduction in our affiliate expenses of $3.8 million in the three months ended March 31, 2011 as compared to the same period in 2010.  The above decrease was offset by an increase of $0.5 million related to satellite distribution costs in our video entertainment business and an increase in our model payments proportional to revenue increases for our live interactive video business of $0.3 million.

Operating Expenses

Product Development.  Product development expense for the three months ended March 31, 2011 and 2010 was $3.9 million and $2.9 million, respectively, representing an increase of $1.0 million or 34.5%.  The primary reason for the increase in product development expense was due to an increase in headcount to support new initiatives and expected growth.

Selling and Marketing.  Selling and marketing expense for the three months ended March 31, 2011 and 2010 was $7.3 million and $12.6 million, respectively, representing a decrease of $5.3 million or 42.1%.  The decrease in selling and marketing expense was primarily due to a $5.4 million decrease in our ad buy expenses for our internet segment over the period, from $11.2 million for the three months ended March 31, 2010 to $5.8 million for the same period in 2011.  The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines.

General and Administrative.  General and administrative expense for the three months ended March 31, 2011 and 2010 was $20.7 million and $20.6 million, respectively, representing an increase of $0.1 million or 0.5%.  The slight increase in general and administrative expense is due to a $0.7 million increase in our salaries, wages and benefits in 2011 due to additional headcount.  Furthermore, we had a $0.4 million increase in our professional and consulting fees related to additional projects in process in 2011 as compared to the same period in 2010.  Lastly, there was an increase of $0.3 million in legal expenses, primarily as a result of the Broadstream arbitration case.

The above were offset by a decrease in merchant processing expenses of $1.2 million due to lower costs to process our transactions in 2011.

Amortization of Acquired Intangibles and Software.  Amortization of acquired intangibles and software for the three months ended March 31, 2011 and 2010 was $3.9 million and $6.3 million, respectively.  The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized.  We have had no significant acquisitions since we acquired Various, Inc. on December 6, 2007.

Depreciation and Other Amortization.  Depreciation and other amortization expense for the three months ended March 31, 2011 and 2010 was $1.2 million.  We continue to purchase additional fixed assets, while certain of our assets are becoming fully depreciated

Interest Expense, Net of Interest Income.  Interest expense for the three months ended March 31, 2011 and 2010 was $21.9 million and $22.8 million, respectively, representing a decrease of $0.9 million or 3.9%.  The decrease was due mainly to debt payments during the year ended December 31, 2010.

Interest and Penalties Related to VAT Liability not Charged to Customers.  Effective July 1, 2003, as a result of a change in the law in the European Union, VAT was required to be collected from customers in connection with their use of internet services in the European Union countries.  A provision and related liability have been recorded for interest and penalties related to VAT not charged to customers and failure to file tax returns based on the applicable law of each relevant country in the European Union.

Interest related to VAT liability not charged to customers for the three months ended March 31, 2011 was $0.5 million as compared to $0.6 million for the three months ended March 31, 2010.  The decrease in interest related to VAT not charged to customers is due to VAT settlements with numerous countries.  We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $41.8 million of unremitted VAT liability.

Operating Expenses (continued)

Foreign Exchange Gain/(Loss) Principally Related to VAT Liability not Charged to Customers.  Foreign exchange loss principally related to VAT not charged to customers for the three months ended March 31, 2011 was $2.2 million as compared to a gain of $2.0 million for the three months ended March 31, 2010.  The loss for the three months ended March 31, 2011 is primarily related to the increase in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the weakening of the U.S. dollar.  The gain for the three months ended March 31, 2010 is primarily related to the strengthening of the U.S. dollar against the Euro.

Gain on Liability Related to Warrants.  Gain on liability related to warrants for the three months ended March 31, 2011 was $0.3 as compared to a gain of $0.1 million for the same period in 2010.  For the three months ended March 31, 2011 and 2010, the liability related to the 501,663 warrants issued in August 2005 was established as a result of new authoritative guidance becoming effective for us as of January 1, 2009.  For further information, see “Note 8 — Liability Related to Warrants” in our consolidated financial statements included elsewhere in this prospectus.

Other Non-operating Expense, Net.  Other non-operating income for the three months ended March 31, 2011 was $1.1 million as compared to expense of $23,000 for the same period in 2010.  The income in 2011 was primarily due to life insurance proceeds related to the death of the original founder of Penthouse, Robert Guccione in the amount of $1.1 million. The remainder of the other expense in 2011 and 2010, respectively, was due mainly to miscellaneous gains and losses.

Income Tax Provision / (Benefit).  Income tax provision for the three months ended March 31, 2011 was $24,000 as compared to a benefit of $92,000 for the same period in 2010.  A tax benefit related to pre-tax loss was not recognized in either period due to an increase in the valuation allowance against deferred tax assets.

Net Loss.  Net loss for the three months ended March 31, 2011 and 2010 was $3.7 million and $8.3 million, respectively, representing a decrease of $4.6 million or 55.4%.  The smaller loss in 2011 was primarily due to an increase of $6.7 million from operations offset by a net increase of $2.0 million in non-operating expenses.

Internet Segment Historical Operating Data for the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

Adult Social Networking Websites

Subscribers.  Subscribers for the three months ended March 31, 2011 were 897,856 as compared to 964,885 for the three months ended March 31, 2010, representing a decrease of 67,029 or 6.9%.  The decrease was driven by the decrease in new subscriber additions for our adult social networking websites from 489,256 for the three months ended March 31, 2010 to 416,066 for the three months ended March 31, 2011.

Churn.  Churn for the three months ended March 31, 2011 remained flat at 16.0% compared to the three months ended March 31, 2010.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the three months ended March 31, 2011 was $19.97 as compared to $20.33 for the three months ended March 31, 2010, representing a decrease of $0.36, or 1.8%.  The numbers declined due to a disproportionate decline in adult revenue compared to subscribers.

Cost Per Gross Addition.  CPGA for the three months ended March 31, 2011 was $45.11 as compared to $54.97 for the three months ended March 31, 2010, representing an decrease of $9.86 or 17.9%.  The decrease was primarily driven by a decrease in our affiliate expense on our adult social networking websites from $17.0 million in the three months ended March 31, 2010 to $14.2 million in the three months ended March 31, 2011.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the three months ended March 31, 2011 was $79.44 as compared to $71.89 for the three months ended March 31, 2010, representing an increase of $7.55 or 10.5%.  The increase was driven by a decrease in the CPGA from $54.97 for the three months ended March 31, 2010 to $45.11 for the three months ended March 31, 2011.

General Audience Social Networking Websites

Subscribers.  Subscribers for the three months ended March 31, 2011 were 47,555 as compared to 58,440 for the three months ended March 31, 2010, representing a decrease of 10,885 or 18.6%.  The decrease was driven by the increase in new subscribers churn described below.

General Audience Social Networking Websites (continued)

Churn.  Churn for the three months ended March 31, 2011 was 18.2% as compared to 17.5% for the three months ended March 31, 2010, representing an increase of 70 basis points, or 3.9%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the three months ended March 31, 2011 was $19.82 as compared to $21.03 for the three months ended March 31, 2010, representing a decrease of $1.21 or 5.8%.  The primary reason for the decrease is the disproportionate decline in general audience revenue as compared to subscriber revenue.

Cost Per Gross Addition.  CPGA for the three months ended March 31, 2011 was $27.96 as compared to $29.63 for the three months ended March 31, 2010, representing a decrease of $1.67 or 5.6%.  The decrease was primarily driven by significant reduction in our ad buy expense from $0.8 million for the three months ended March 31, 2010 to $0.5 million and for the three months ended March 31, 2011.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the three months ended March 31, 2011 was $81.13 as compared to $90.64 for the three months ended March 31, 2010, representing a decrease of $9.51 or 10.5%.  The decrease was primarily driven by the decrease in ARPU described above.

Live Interactive Video Websites

Average Revenue Per Minute.  Average Revenue Per Minute for the three months ended March 31, 2011 was $4.25 as compared to $3.74 for the three months ended March 31, 2010, representing an increase of $0.51, or 13.6%.  The primary reason for the increase is that the higher value paid users continued to buy our products and services while lower value paid users curtailed spending on the site as a result of the general economic slowdown.

Total Purchased Minutes.  Total purchased minutes for the three months ended March 31, 2011 were 4.5 million as compared to 4.9 million for the three months ended March 31, 2010, representing a decrease of $0.4 million or 8.2%.  The primary reason for the decrease in purchased minutes was decrease in new subscribers.

Non-GAAP Financial Measures

We believe that certain non-GAAP financial measures of earnings before deducting net interest expense, income taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA are helpful financial measures to be utilized by an investor determining whether to invest in us.  First, they eliminate one-time adjustments made for accounting purposes in connection with our Various acquisition in order to provide information that is directly comparable to our historical and current financial statements.  For more information regarding our acquisition of Various, please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our History.” For example, our depreciation and amortization expense has changed significantly due to the Various acquisition and purchase accounting impact on depreciation and amortization expense, as discussed below.  Second, they eliminate adjustments for non-cash impairment charges for goodwill and intangible assets, which we believe will help an investor evaluate our future prospects, without taking into account historical non-cash charges that we believe are not recurring.  Finally, they allow the investor to measure our operating performance year over year without taking into account non-recurring items and the wide disparity in the amounts of the interest, depreciation and amortization and tax expense items set forth in the financial statements.  For instance, we are highly leveraged and we have had a large varying amount of interest expense.  We used the proceeds from our recent IPO to repay a portion of our New First Lien Notes and Cash Pay Second Lien Notes, thereby reducing our interest expense (see Note 15).  In addition, we have the benefit of interest deductions and tax loss carryforwards which distorts comparisons of income tax benefit from year to year as interest expense is reduced and tax carryforwards are depleted and we book an income tax expense as opposed to a benefit.  We believe analysts, investors and others frequently use EBITDA and adjusted EBITDA in the evaluation of companies in our industry.

These non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate such financial measures differently, particularly as it relates to nonrecurring, unusual items.  Our non-GAAP financial measures of EBITDA and adjusted EBITDA are not measurements of financial performance under GAAP and should not be considered as alternatives to cash flow from operating activities or as measures of liquidity or as alternatives to net income or as indications of operating performance or any other measure of performance derived in accordance with GAAP.

The following table reflects the reconciliation of GAAP net loss to the non-GAAP financial measures of EBITDA and adjusted EBITDA.

Reconciliation of GAAP Net Loss to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
	2011	2010
	(in thousands) (unaudited)
GAAP net loss	$(3,681)	$(8,269)
Add: Interest expense, net	21,950	22,837
Add (subtract): Income tax provision (benefit)	24	(92)
Add: Amortization of acquired intangible assets and software	3,923	6,264
Add: Depreciation and other amortization	1,222	1,208
EBITDA	$23,438	$21,948
Add: Broadstream arbitration provision	1,016	—
Add (subtract): Loss (gain) related to VAT liability not charged to customers	2,736	(1,482)
Adjusted EBITDA	$27,190	$20,466

For the three months ended March 31, 2011 and 2010, our EBITDA was $23.4 million and $21.9 million, respectively.  For the three months ended March 31, 2011 and 2010, our adjusted EBITDA was $27.2 million and $20.5 million, respectively. Management derived adjusted EBITDA for the three months ended March 31, 2011 and 2010 using the following adjustments.

Management believes that the VAT activity that relates to periods prior to notification from the European Union tax authorities, which we refer to as VAT not charged to customers, should be excluded from adjusted non-GAAP net income (loss) and adjusted EBITDA.  After our acquisition of Various, we became aware that Various and its subsidiaries had not collected VAT from subscribers in the European Union nor had Various remitted VAT to the tax jurisdictions requiring it.  We have since registered with the tax authorities of the applicable European Union jurisdictions.  We began collecting VAT from subscribers in July 2008, and all amounts from July 2008 and beyond are considered current VAT and such costs are presented on a net basis and excluded from revenue in the statement of operations.  Since the VAT liabilities not charged to customers, including penalties, interest expense, gains and losses on settlements and foreign exchange gains and losses, is unusual and not representative of our current operations, we have excluded it from adjusted EBITDA.

The Broadstream arbitration continuing costs which the Company originally expensed in 2010 is added back as it is a non- recurring event regarding the Broadstream litigation.  The litigation resulted from certain activities occurring during the Various acquisition.  For further information regarding this litigation and the expense, see “Risk Factors” and “Legal Proceedings” located elsewhere in this Form 10-Q.

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010, we had cash of $40.9 million and $42.0 million, including restricted cash of $13.0 million and $7.4 million, respectively.  We generate our cash flows from operations.  We have no working capital line of credit.

On May 16, 2011, the Company completed its initial public offering and issued 5,000,000 shares of common stock at a price of $10.00 per share, raising proceeds to the Company of approximately $43.5 million, net of underwriting discounts and commissions and estimated offering costs.  Such net proceeds were used to redeem approximately $39.5 million in principal amount of long term debt.

Registration Rights

We have agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes.  In addition, we have agreed to file, under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  We have agreed to use our reasonable best efforts, subject to applicable law, to cause to become effective a registration statement within 210 calendar days and to consummate an exchange offer within 240 days following the consummation of this offering.  In the event that we fail to satisfy the registration and/or exchange requirements within the prescribed time periods, the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5%.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2011:

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		($in thousands)
Long-term Notes Payable, including current portion:
New First Lien Notes(1)	$290,885	$9,267	$281,618	—	—
Cash Pay Second Lien Notes(1)	13,140	419	12,721	—
Non-Cash Pay Second Lien Notes(1)	237,209	—	237,209	—	—
Sellers Agreements(2)	2,250	1,000	1,250	—	—
Operating Leases(3)	11,900	2,088	6,296	1,476	2,040
Other(4)	4,548	4,116	432	—	—
Total(5)	$559,932	$16,890	$539,526	$1,476	$2,040

(1)

We are required to use the net cash proceeds from our initial public offering of our common stock to repay a portion of the New First Lien Notes and Cash Pay Second Lien Notes pro rata at a redemption price of 110%, plus accrued and unpaid interest.  The First Lien and Cash Pay Second Lien Notes mature on September 30, 2013. The Non-Cash Pay Second Lien Notes mature on April 30, 2014.

(2)

Agreements with the former owners of Various recorded at present value of 2.3 million using discount rate of 15%.

(3)

Represents our minimum rental commitments for non-cancellable operating leases of office space.

(4)

Other commitments and obligations are comprised of contracts with software licensing, communications, computer hosting, and marketing service providers.  These amounts totaled $4.1 million for less than one year and $0.4 million between one and three years.  Contracts with other service providers are for 30 day terms or less.

(5)

Interest expense has been excluded from the Contractual Obligations table above. As of March 31, 2011, the Company had $291 million and $13 million of New First Lien Notes and Cash Pay Second Lien Notes, respectively, which would result in an annual cash interest expense obligation of $42.6 million before giving effect to required principal reductions from excess cash flow. No cash interest payments are payable in respect of Non-Cash Pay Second Lien Notes.

Off-Balance Sheet Transactions

As of March 31, 2011, we did not have any off-balance sheet arrangements.

Related Party Transactions

There were no material changes to the Company’s related party transactions as discussed in the section “Certain Relationships and Related Party Transactions” in the Company’s Prospectus for the year ended December 31, 2010.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk attributed to interest and foreign currency exchange rates.

Interest Rate Fluctuation Risk

We are not exposed to any interest rate fluctuations.

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange risk is due to our international operations.  As of March 31, 2011, we had a $44.6 million liability for VAT denominated in Euros and $3.3 million of restricted cash denominated in Euros and Pounds held by foreign credit card processors, which represents substantially all of our foreign currency exchange rate exposure.  In addition, revenues derived from international websites are paid in advance primarily with credit cards and are denominated in local currencies.  Substantially all such currencies are converted into U.S. dollars on the dates of the transactions at rates of exchange in effect on such dates and remitted to us and accordingly, is recorded based on the U.S. dollars received by us.  As a result, our foreign currency exchange risk exposure is not material and is limited to the amount of foreign exchange rate changes on any individual day on the portion of our net revenue received in other currencies.  Restricted cash held by foreign credit card processors and VAT liabilities denominated in foreign currencies are converted into U.S. dollars using current exchange rates in effect as of the balance sheet date.  Gains and losses resulting from transactions denominated in foreign currencies are recorded in the statement of operations.  The potential loss resulting from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates is approximately $4.8 million.  We do not utilize any currency hedging strategies.

Inflation Risk

We are subject to the effects of changing prices.  We have, however, generally been able to pass along inflationary increases in our costs by increasing the prices of our products and subscriptions.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

As a public company, we are now subject to the reporting requirement of the Sarbanes-Oxley Act of 2002.  Beginning immediately, we will be required to establish and regularly evaluate the effectiveness of internal controls over financial reporting.  In order to maintain and improve the effectiveness of disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required.  We also must comply with all corporate governance requirements of Nasdaq Global Market, including independence of our audit committee and independence of the majority of our board of directors.

We plan to timely satisfy all requirements of the Sarbanes-Oxley Act and Nasdaq Global Market applicable to us.  We have taken, and will continue to take, actions designed to enhance our disclosure controls and procedures.  We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees.  We will establish a confidential and anonymous reporting process for the receipt of concerns regarding questionable accounting, auditing or other business matters from our employees.  We intend for our General Counsel to assist us in the continued enhancement of our disclosure controls and procedures.  In addition, we intend to put additional personnel and systems in place which we expect will provide us the necessary resources to be able to timely file the required periodic reports with the SEC as a publicly traded company.  We intend for our Chief Financial Officer, Controller and other financial personnel to lead our existing staff in the performance of the required accounting and reporting functions.

On an ongoing basis we intend to conduct a controls evaluation to identify control deficiencies and to confirm that appropriate corrective action, including process improvements, are being undertaken.  We expect to conduct this type of evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our periodic reports.  The overall goals of these evaluation activities will be to monitor our internal controls for financial reporting and our disclosure controls and procedures and to make modifications as necessary.  Our intent in this regard is that our internal controls for financial reporting and our disclosure controls and procedures will be maintained as dynamic systems that change, including with improvements and corrections, as conditions warrant.

Our ability to enhance our disclosure controls and procedures, to conduct controls evaluations and to modify controls and procedures on an ongoing basis may be limited by the current state of our staffing, accounting system and internal controls since any enhancements and modifications may require additional staffing and improved systems and controls.

Recent Accounting Pronouncements

In December 2010, the FASB issued new authoritative accounting guidance which provides that entities with reporting units with zero or negative carrying amounts are required to determine an implied fair value of goodwill if management concludes that it is more likely than not that a goodwill impairment exists considering any adverse qualitative factors.  For public entities, the new guidance is effective for fiscal years and interim period within those years beginning after December 15, 2010.  Early adoption is not permitted.  We adopted this guidance effective January 1, 2011.  The adoption did not have any impact on our financial statements.

Item 1.   LEGAL PROCEEDINGS

Our material pending legal proceedings are described in our initial public offering Final Prospectus dated May 11, 2011, which was filed with the Securities and Exchange Commission on May 11, 2011 (File No. 333-156414).

Item 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in our final prospectus filed with the Securities and Exchange Commission on May 11, 2011 pursuant to Rule 424(b).

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2011, the Company issued 5,000,000 shares of common stock at a price of $10.00 per share and completed its IPO.  The Company raised gross proceeds of $50.0 million, less underwriting fees and commissions of 7.25% of the gross proceeds, or $3.6 million, and other offering expenses of $2.9 million incurred since our recent financing, resulting in $43.5 million of net proceeds. The net proceeds were used to pay down the principal amount of the New First Lien Notes and Non-Cash Pay Second Lien Notes on a pro rata basis of 110% of principal. The underwriters have 30 days to exercise their option to issue up to an additional 750,000 shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of FriendFinder Networks Inc. (incorporated by reference to Exhibit 3.4 filed with the Registrant's Registration Statement on Form S-1, as amended (File No. 333-156444), originally filed with the Securities and Exchange Commission on December 23, 2008 (the "Form S-1"))

3.2	Amended and Restated Bylaws of FriendFinder Networks Inc. (incorporated by reference to Exhibit 3.5 filed with the Form S-1)

10.1	Employment Agreement dated March 23, 2011, by and between FriendFinder Networks Inc. and Daniel C. Staton (incorporated by reference to Exhibit 10.3 filed with the Form S-1)

10.2	Employment Agreement dated March 23, 2011, by and between FriendFinder Networks Inc. and Marc H. Bell (incorporated by reference to Exhibit 10.4 filed with the Form S-1)

10.3	Employment Agreement dated March 14, 2011 by and between FriendFinder Networks Inc. and Anthony Previte (incorporated by reference to Exhibit 10.29 filed with the Form S-1)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Marc H. Bell
	Name:	Marc H. Bell
Chief Executive Officer

	By:	/s/ Ezra Shashoua
	Name:	Ezra Shashoua
Chief Financial Officer

Date: June 6, 2011