Form 10-Q
period 2011-06-30
FriendFinder Networks Inc.
filed 2011-08-15
CIK 1451951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
________________________

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______  to ________.

Commission File Number

1-34622

FRIENDFINDER NETWORKS INC.
(Exact name of registrant as specified in its charter)

_______________________________

Nevada	13-3750988
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

6800 Broken Sound Parkway, Suite 200
Boca Raton, Florida 33487
 (Address of registrant’s principal executive offices)

(561) 912-7000
(Registrant’s telephone number, including area code)

_______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐
Non-accelerated filer ☒  (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 1, 2011, there were 29,631,124 shares of Common Stock, $0.001 par value, issued and outstanding and 32,965 shares of Series B Common Stock $0.001 par value, issued and outstanding.

FRIENDFINDER NETWORKS INC.
FORM 10-Q REPORT

INDEX

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash	$28,005	$34,585
Restricted cash	12,238	7,385
Accounts receivable, less allowance for doubtful accounts of $2,018 and $2,236, respectively	9,817	9,886
Inventories	722	1,028
Prepaid expenses	4,726	4,534
Deferred tax asset	6,968	5,522
Total current assets	62,476	62,940
Film costs, net	4,204	4,312
Property and equipment, net	7,399	6,666
Goodwill	326,540	326,540
Domain names	55,939	55,890
Trademarks	9,213	9,213
Other intangible assets, net	21,288	29,134
Unamortized debt costs	15,636	22,336
Deferred offering costs	─	13,267
Other assets	2,641	2,519
	$505,336	$532,817
LIABILITIES
Current liabilities:
Current installment of long-term debt, net of unamortized discount of $393 and $744, respectively	$9,442	$15,009
Accounts payable	6,316	9,481
Accrued expenses and other liabilities	75,910	65,420
Deferred revenue	45,334	48,302
Total current liabilities	137,002	138,212
Deferred tax liability	31,922	30,275
Long-term debt, net of unamortized discount of $40,280 and $31,935, respectively	457,783	510,551
Liability related to warrants	─	3,559
Total liabilities	626,707	682,597
Contingencies (Note 15 )

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value — authorized 22,500,000 shares; issued and outstanding no shares in 2011 and 10,211,556 shares in 2010, Series A Convertible Preferred Stock, $0.001 per share — authorized 2,500,000 shares; issued and outstanding, 0 in 2011, 1,766,703 shares in 2010 (liquidation preference $21,000)	─	2
Series B Convertible Preferred Stock, $0.001 per share — authorized 10,000,000 shares; issued and outstanding, 0 in 2011, 8,444,853 shares in 2010 (liquidation preference $5,000)	─	8
Common stock, $0.001 par value — authorized 125,000,000 shares in 2011 and 2010
Common stock voting — authorized 112,500,000 shares, issued and outstanding 29,504,829 shares in 2011 and 6,517,746 shares in 2010	29	6
Series B common stock non-voting — authorized 12,500,000 shares; issued and outstanding 32,965 shares in 2011 and 1,839,825 shares in 2010	─	2
Capital in excess of par value	124,763	80,823
Accumulated deficit	(246,163)	(230,621)
Total stockholders’ deficiency	(121,371)	(149,780)
	$505,336	$532,817

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue
Service	$78,553	$80,200	$157,208	$161,371
Product	4,818	4,423	9,683	9,457
Total	83,371	84,623	166,891	170,828

Cost of revenue
Service	21,182	25,262	44,280	51,648
Product	3,865	2,954	7,613	6,210
Total	25,047	28,216	51,893	57,858
Gross profit	58,324	56,407	114,998	112,970
Operating expenses:
Product development	4,149	3,129	8,056	6,040
Selling and marketing	7,059	10,565	14,400	23,166
General and administrative	23,980	19,646	44,671	40,251
Amortization of acquired intangibles and software	3,923	6,264	7,846	12,528
Depreciation and other amortization	1,217	1,188	2,355	2,396
Total operating expenses	40,328	40,792	77,328	84,381
Income from operations	17,996	15,615	37,670	28,589
Interest expense	(22,001)	(23,561)	(43,951)	(46,398)
Interest related to VAT liability not charged to customers	(434)	(519)	(934)	(1,076)
Foreign exchange (loss) gain, principally related to VAT liability not charged to customers	(718)	2,980	(2,953)	5,034
Gain on liability related to warrants	119	441	391	484
Loss on extinguishment of debt	(7,312)	–	(7,312)	–
Other non-operating (expense) income net	(4,995)	58	(3,913)	20
Loss before income tax (benefit)	(17,345)	(4,986)	(21,002)	(13,347)
Income tax (benefit)	$(5,484)	$(55)	$(5,460)	$(147)
Net loss	$(11,861)	$(4,931)	$(15,542)	$(13,200)
Net loss per common share — basic and diluted	$(0.55)	$(0.36)	$(0.88)	$(0.96)
Weighted average shares outstanding — basic and diluted	21,426	13,735	17,580	13,735

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred Stock
	Series A Convertible		Series B Convertible		Common Stock				Capital in
									Excess
					Voting		Series B Non-Voting		of Par	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Value	Deficit	Total

Balance at December 31, 2010	1,766,703	$2	8,444,853	$8	6,517,746	$6	1,839,825	$2	$80,823	$(230,621)	$(149,780)
Conversion of Series A convertible preferred stock into common stock at ratio of 1:13 to 1:00	(1,766,703)	(2)			2,000,452	2
Conversion of Series B convertible preferred stock into common stock			(8,444,853)	(8)	8,444,853	8
Exchange of Series B common stock into common stock					1,806,860	2	(1,806,860)	(2)
Exercise of common stock purchase warrants					5,560,672	6			(6)
Issuance of common stock in initial public offering					5,000,000	5			49,995		50,000
Costs related to initial public offering									(19,992)		(19,992)
Beneficial conversion feature on Non-Cash Pay Second Lien Notes recorded in connection with initial public offering net of $5.7 million of related deferred taxes									8,490		8,490
Reclassification of warrant liability due to exercise of stock warrants					174,246				3,168		3,168
Recognition of stock option compensation expense upon initial public offering									2,285		2,285
Net Loss										(15,542)	(15,542)
Balance at June 30, 2011	0	$0	0	$0	29,504,829	$29	32,965	$0	$124,763	$(246,163)	$(121,371)

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(15,542)	$(13,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of acquired intangibles and software	7,846	12,528
Depreciation and other amortization	2,355	2,396
Amortization of film costs	1,773	1,884
Deferred income tax benefit	(5,460)	(387)
Non-cash interest, including amortization of discount and debt costs	22,842	25,109
Provision for doubtful accounts	215	188
Gain on warrant liability	(391)	(485)
Loss on extinguishment of debt	7,312	−
Stock option compensation expense	2,285	−
Other	373	236
Changes in operating assets and liabilities:
Restricted cash	(4,852)	(636)
Accounts receivable	(147)	2,376
Inventories	306	175
Prepaid expenses	(192)	1,536
Film costs	(1,665)	(1,782)
Deferred offering costs	−	(3,109)
Deferred debt costs	−	(3,512)
Other assets	(122)	(1,582)
Accounts payable	(3,165)	(967)
Accrued expenses and other liabilities	10,490	(9,991)
Deferred revenue	(2,968)	4,747
Net cash provided by operating activities	21,293	15,524
Cash flows from investing activities:
Cash received from escrow in connection with acquisition	−	1,312
Purchases of property and equipment	(3,461)	(1,667)
Other	(49)	(79)
Net cash (used in) investing activities	(3,510)	(434)
Cash flows from financing activities:
Gross proceeds from sale of common stock voting from initial public offering	50,000	−
Payment of underwriter discount and other offering costs in connection with initial public offering	(6,724)	−
Recovery of debt issuance costs	296	−
Repayment of long-term debt	(67,935)	(14,728)
Net cash (used in) financing activities	(24,363)	(14,728)
Net (decrease)increase in cash	(6,580)	362
Cash at beginning of period	34,585	22,600
Cash at end of period	$28,005	$22,962
Supplemental disclosures of cash flow information:
Cash Paid for:
Interest paid	$20,676	$21,235
Estimated income taxes paid	30	−
Non-Cash Investing and Financing Activities:
Accrued fee in connection with debt restructuring	−	2,658
Recording of beneficial conversion feature on Non-Cash Pay Second Lien Notes in connection with initial public offering, net of $5,660 of related deferred taxes	8,490	−
Deferred offering costs written off to capital in excess of par value	13,267	−
Conversion of Series A and B convertible preferred stock and series B common stock to common stock	12	−

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Description of Business

FriendFinder Networks Inc. (“FriendFinder”), together with its subsidiaries (hereinafter referred to as the “Company”), is an internet and technology company providing services in the rapidly expanding markets of social networking and web-based video sharing. The business consists of creating and operating technology platforms which run several worldwide websites in the world appealing to users of diverse cultures and interest groups. The Company is also engaged in entertainment activities consisting of publishing, licensing and studio production and distribution.  The Company publishes PENTHOUSE and other adult-oriented magazines and digests.  Additionally, the Company licenses the PENTHOUSE name for international publication of adult magazines and for use on various products and provides various adult-oriented multimedia entertainment products and services, including content for DVD, pay-per-view programming and telephone services.

2.           Interim Financial Statements

The consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on the Quarterly Report on Form 10-Q.  The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended (the “Securities Act”) with the SEC on May 11, 2011, which forms part of the registration statement on Form S-1.

The Company’s management is responsible for this interim financial information.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company's financial position as of June 30, 2011 and the results of its operations and cash flows for the three months and six months ended June 30, 2011 and 2010. Interim results may not be indicative of the results that may be expected for the year.

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

Subsequent to the acquisition, the Company had been attempting to raise funds through the sale of common stock in an IPO and use the net proceeds to repay its debt which was scheduled to mature in 2010 and 2011.  In February 2010, due to market conditions, the Company suspended the offering.  In July 2010, the maturity date of $46.3 million of outstanding Senior Secured Notes payable by FriendFinder scheduled to mature on July 31, 2010 was extended to January 1, 2011.  On October 27, 2010, the Company completed a debt restructuring which consolidated substantially all of its debt into three tranches with maturities in 2013 and 2014 (see Note 8).

On May 16, 2011, the Company completed its IPO and issued 5,000,000 shares of common stock resulting in $43.5 million of net proceeds. On May 19, 2011, the Company redeemed $39,541,000 principal amount of long-term notes from the net proceeds of the IPO at 110% of principal (see Notes 10 and 8(b)).

4.           new Accounting pronouncements

In December 2010, the Financial Accounting Standards Board issued new authoritative accounting guidance which provides that entities with reporting units with zero or negative carrying amounts are required to determine an implied fair value of goodwill if management concludes that it is more likely than not that a goodwill impairment exists considering any adverse qualitative factors. For public entities, the new guidance is effective for fiscal years

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           new Accounting pronouncements  (continued)

and interim periods within those years beginning after December 15, 2010. The Company adopted this guidance effective January 1, 2011 and does not expect adoption to have any impact on its financial statements.

5.           Fair Value of Financial Instruments

The carrying amounts of cash, receivables and payables approximate their fair values due to the short-term nature of these financial instruments.  The liability related to warrants was carried at fair value based on unobservable inputs (see Note 9). As of June 30, 2011, the carrying value of long-term debt was $467,225,000 compared to its estimated fair value of $502,927,000.  As of December 31, 2010, the carrying value of long-term debt was $525,560,000 compared to its estimated fair value of $550,082,000.  The fair value is estimated by discounting the projected cash flows using the estimated rates at which similar amounts of debt could be borrowed at such date and through third party pricing information.

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

Weighted average shares outstanding — basic and diluted is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Common Stock	17,581	6,518	12,049	6,518
Series B common stock	957	1,840	1,398	1,840
Common stock purchase warrants	2,888	5,377	4,133	5,377
	21,426	13,735	17,580	13,735

In computing diluted loss per share, no effect has been given to the common shares issuable at the end of the period upon conversion or exercise of the following anti-dilutive securities that could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Series A Convertible Preferred Stock	─	2,000	─	2,000
Series B Convertible Preferred Stock	─	8,445	─	8,445
Warrants	─	502	─	502
Convertible Non Cash Pay Second Lien Notes	8,311	─	8,311	─
Employee stock options	612	─	612	─
Total common shares issuable	8,923	10,947	8,923	10,947

The Series A and Series B preferred stock were convertible participating securities which were converted into common stock during the three months ended June 30, 2011; however, as there was no contractual obligation for the holders of such shares to share in the losses of the Company, the preferred shares are not included in the computation of basic and diluted net loss per share (see Note 10).

For the three and six months ended June 30, 2011 the above table includes 8,310,763 shares of common stock issuable on conversion of Non-Cash Pay Second Lien Notes, and 612,000 shares of common stock underlying outstanding stock options granted under the 2008 Stock Option Plan, as such notes became convertible and the stock options were considered granted for accounting purposes with consummation of the IPO in May 2011.

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.           Per Share Data  (continued)

For the three and six months ended June 30, 2010, no shares are included in the above table with respect to the conversion of the Subordinated Convertible Notes, as the number of common shares into which the notes are convertible is based upon an IPO price which was not determinable on June 30, 2010. In addition, no shares are included in the above table with respect to agreements to grant options to acquire 667,250 shares of common stock outstanding at June 30, 2010, under the 2008 Stock Option Plan as, for accounting purposes, the grant date will occur upon consummation of an IPO.

7.           VAT Liabilities

Effective July 1, 2003, as a result of a change in the law in the European Union, Various was required to collect VAT from customers in connection with their use of internet services in the European Union provided by Various and remit the VAT to the taxing authorities in the various European Union countries.  As Various did not separately charge its customers for, or remit, the VAT, a liability has been recorded at the date of acquisition to reflect the estimated VAT which should have been collected and remitted on Various’ revenue derived from the various European Union countries since July 1, 2003 or other local implementation date.  In addition, a liability has been recorded at the date of acquisition for interest and penalties related to the unremitted VAT and failure to file tax returns. Effective July 2008, the Company registered with the European Union and on July 29, 2008 began separately charging VAT to its customers. The aggregate liability included in accrued expenses and other liabilities, which is denominated in Euros, amounted to $44,969,000 and $42,235,000 at June 30, 2011 and December 31, 2010, respectively, and includes VAT ($23,097,000 and $22,740,000), interest ($12,976,000 and $11,334,000) and penalties ($8,896,000 and $8,161,000).  The consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 respectively, include foreign currency transaction (loss) gain of $(718,000) and  $(2,953,000) and $2,980,0000 and $5,034,000 related to the liability, and interest related to VAT of $434,000, $934,000 and $519,000 and $1,076,000, respectively. As of June 30, 2011 the Company has reached settlement with the taxing authority of certain European Union countries related to VAT for periods prior to July 1, 2008 and has not yet reached settlement or has reached partial settlement, with the taxing authority in the following European Union countries: Cyprus, France, Germany, Italy, Luxembourg, Netherlands, Portugal  and Sweden.  The liability as of June 30, 2011 includes $13,679,000 for which settlements of $4,158,000 were reached with certain countries and $2,658,000 related to current VAT charged to customers.  Settlements have not been reached for the $28,632,000 balance of the VAT liability.

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

Various has been notified that the German tax authorities and the Office of the District Attorney in Bonn have been investigating Various’ former Chief Executive Officer for alleged intentional evasion of VAT on revenue collected from customers located in Germany commencing in 2003.  Various negotiated a settlement with the German authorities to drop criminal charges against a current officer by payment of approximately $2.6 million which represents a portion of the total amount of the uncollected German VAT liability. The settlement was paid in six equal monthly installments of approximately $430,000 commencing on April 1, 2009. In connection with the settlement the Company paid a fine of €25,000 to a charitable organization.  On April 18, 2008, a court in Germany granted authorities a search and seizure order that allowed them to seize documents from Various’ office located in Germany in order to determine the amount of revenue subject to VAT. The German tax authority has attempted unsuccessfully to freeze assets in bank accounts maintained by subsidiaries of Various in Germany, but did freeze assets in the amount of €610,343 held by Various’ credit card processor located in the Netherlands to secure the VAT estimated by the revenue tax authorities to be due from Various from revenue from internet websites in Germany. At June 30, 2011 and December 31, 2010, the frozen Euros are included in restricted cash in the approximate amount of $878,000 and $818,000 respectively.

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           long-term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2011		December 31, 2010
	Principal	Unamortized Discount	Principal	Unamortized Discount
Debt issued by FriendFinder and INI on October 27, 2010(a)
14% New First Lien Notes due 2011–2013 (b)(e)	$243,785	$7,426	$305,000	$10,974
14% Cash Pay Second Lien Notes due 2013 (c)(e)	11,013	183	13,778	262
11.5% Non-Cash Pay Second Lien Notes, due 2014 (d)(e)	250,849	32,757	237,211	20,986
Other (f)	2,250	306	2,250	457
	$507,897	$40,672	$558,239	$32,679
Less: unamortized discount	(40,672)		(32,679)
Less: current installment of long-term debt, net of unamortized discount of $393 and $744, respectively	(9,442)		(15,009)
	$457,783		$510,551

(a)
On October 27, 2010, $305,000,000 principal amount of 14% Senior Secured Notes due 2013 were co-issued by FriendFinder and its wholly-owned subsidiary Interactive Network, Inc (“INI”), the parent of Various, (the “New First Lien Notes”) of which (a) $200,185,000 was exchanged for $130,485,000 outstanding principal amount of the former First Lien Notes, $49,361,000 outstanding principal amount of the former Second Lien Notes and $14,551,000 outstanding principal amount of the former Senior Secured Notes, (b) $91,400,000 was issued for cash proceeds of $89,572,000 before payment of related fees and expenses of $5,834,000 and (c) $13,415,000 was issued to pay commitment fees to the holders of the former First and Second Lien Notes.  Cash of $86,237,000 was used to redeem $36,608,000 outstanding principal amount of the former First Lien Notes at 102% of principal, $30,639,000 outstanding principal amount of former Second Lien Notes (representing the remaining outstanding principal amounts of First and Second Lien Notes) and $18,258,000 outstanding principal amount of former Senior Secured Notes.  Cash was also used to pay $4,132,000 of accrued interest on the exchanged and redeemed notes, an $825,000 redemption premium on certain exchanged First Lien Notes and $435,000 in commitment fees to certain noteholders.

The remaining $13,502,000 outstanding principal amount of former Senior Secured Notes were exchanged for $13,778,000 principal amount of 14% Cash Pay Second Lien Notes due 2013 co-issued by FriendFinder and INI (the “Cash Pay Second Lien Notes”).  Subordinated Convertible Notes and Subordinated Term Notes, with outstanding principal amounts of $180,184,000 and $42,811,000 respectively, together with accrued interest of $9,462,000, were exchanged for $232,457,000 principal amount of  11.5% Non-Cash Pay Second Lien Notes due 2014 co-issued by FriendFinder and INI (the “Non-Cash Pay Second Lien Notes”).

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

(b)
The New First Lien Notes, approximately $79,930,000 principal amount of which are held by a more than 10% stockholder at June 30, 2011, were issued with an original issue discount of $6,100,000, or 2.0%.  The notes mature on September 30, 2013 and accrue interest at a rate per annum equal to 14.0%.  Interest on the notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.  Principal on the New First Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal, subject to the pro-rata sharing with the Cash Pay Second Lien Notes.  Principal of $23.4 million was paid on the New First Lien Notes from excess cash flow in the quarters prior to our IPO in May 2011, of which $14.1 million was paid in the quarter ended March 31, 2011 and $9.3 million was paid in May 2011. An additional $8.5 million of principal was redeemed in August 2011 with excess cash flow in the quarter ended June 30, 2011.  The New First Lien Notes are guaranteed by domestic subsidiaries of FriendFinder and INI and are collateralized by a first-priority lien on all of the Company’s assets as well as a pledge of stock of subsidiaries.  The New First Lien Notes are redeemable prior to maturity at the option of the Company, in whole but not in part, at 110% of principal, plus accrued and unpaid interest.  Noteholders have the option of requiring the Company to repay the New First Lien Notes and Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal.  The Company shall also repay the New First Lien Notes and, in certain circumstances, the Cash Pay Second Lien Notes, with proceeds received from any debt or equity financing (including a secondary offering) and asset sales of more than $25 million at 110% of principal, and with proceeds from other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions

On May 19, 2011, the Company redeemed $37,832,000 principal amount of New First Lien notes and $1,709,000 principal amount of Cash Pay Second Lien notes from the net proceeds of the IPO and incurred a loss on extinguishment of debt of approximately $7.3 million consisting of a redemption premium of $3.9 million and write-off of discount and deferred offering costs of $3.4 million.

(c)
The Cash Pay Second Lien Notes, all of which were issued to entities controlled by stockholders who are also officers and directors, were issued with an original issue discount of $276,000, or 2%, mature on September 30, 2013 and have identical terms to those of the New First Lien Notes, except as to matters regarding collateral, subordination, enforcement and voting.  Principal of $1.1 million was paid on the Cash

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           long-term Debt (continued)

Pay Second Lien Notes from excess cash flow in the quarters prior to our IPO in May 2011, of which $0.6 million was paid in the quarter ended March 31, 2011 and $0.5 million was paid in May 2011. An additional $0.4 million of principal was redeemed in August 2011 with Excess Cash Flow from the quarter ended June 30, 2011.  The Cash Pay Second Lien Notes are collateralized by a fully subordinated second lien on substantially all of the assets of the Company, pari passu with the Non-Cash Pay Second Lien Notes, and will vote with the New First Lien Notes on a dollar for dollar basis on all matters except for matters relating to collateral, liens and enforcement of rights and remedies.  As to such matters, the Cash Pay Second Lien Notes will vote with the Non-Cash Pay Second Lien Notes.

(d)
The Non-Cash Pay Second Lien Notes, approximately $200,101,000 principal amount of which are held by more than 10% stockholders and affiliates, including $1,869,000 to entities controlled by certain officers and directors at June 30, 2011, mature on April 30, 2014 and bear interest at 11.5%, payable semi-annually on June 30 and December 31, which may be paid in additional notes at the Company’s option.  While the New First Lien Notes are in place, interest must be paid with additional notes.  During 2010 and 2011, interest amounting to $4,752,000 and $13,640,000, respectively, was paid through the issuance of additional Non-Cash Pay Second Lien Notes.  The Non-Cash Pay Second Lien Notes are guaranteed by the domestic subsidiaries of FriendFinder and INI and collateralized by a second priority lien on all of the Company’s assets and a pledge of the stock of subsidiaries; however, such security interest is subordinate to the prior payment of the New First Lien Notes.  The Non-Cash Pay Second Lien Notes are redeemable, at the option of the Company, in whole but not in part, at 100% of principal plus accrued and unpaid interest.  Upon the payment in full of the New First Lien Notes, principal on the Non-Cash Pay Second Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal subject to pro-rata sharing with the Cash Pay Second Lien Notes.  Upon an IPO, if the New First Lien Notes are paid in full, the net proceeds must be used to redeem the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis at 110% of principal plus accrued and unpaid interest. In addition, noteholders have the option of requiring the Company to repay the Non-Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal plus accrued and unpaid interest.  If the New First Lien Notes are paid in full, the Company shall repay the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis with proceeds received from any debt or equity financing (including a secondary offering), and asset sales of more than $25 million at 110% of principal plus accrued and unpaid interest and with proceeds of other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions.

As a result of the consummation of the IPO in May 2011, the Non-Cash Pay Second Lien Notes became convertible into 8,310,763 shares of common stock at an IPO price of $10.00 per share. As a result thereof, a beneficial conversion feature of $14,150,000 related to the Non-Cash Pay Second Lien Notes was recognized and recorded as a discount on the notes with a corresponding increase to additional paid-in capital. In addition, a related deferred tax liability of approximately $5.7 million resulting from the difference between the carrying value of the notes and their tax basis attributable to recording the note discount was recognized with a corresponding reduction to additional paid-in capital. The beneficial conversion feature was measured based on the difference, on the deemed issuance date of the notes, between (a) the adjusted conversion price of the notes, calculated based on the fair value of the notes (which was less than stated principal) and (b) the estimated fair value of the Company’s common stock, multiplied by the 8,310,763 shares obtainable on conversion.

As described in Note 7, if the costs of eliminating the pre-acquisition VAT liabilities is less than $29 million, exclusive of costs paid from an escrow fund which was set up in connection with the acquisition, then the principal amount of the Non-Cash Pay Second Lien Notes will be increased by the issuance of additional such notes for the unused portion of the $29 million, plus interest at 6% on the increased principal from the date of acquisition.

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

The Company has agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes.  In addition, the Company has agreed to file, under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  The Company has further agreed to use its reasonable best efforts, subject to applicable law, to cause to become effective a registration statement within 210 calendar days and to consummate an exchange offer within 240 days following the consummation of the Company’s IPO on May 16, 2011.  In the event that the Company fails to satisfy the registration and/or exchange requirements within the prescribed time periods, the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5%. On August 1, 2011, the company filed a registration statement with the SEC relating to the exchange offer.

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

Principal of long-term debt outstanding at June 30, 2011, matures as follows (in thousands):

Twelve months ending June 30,
2012	$9,835
2013	1,250
2014	496,812
Total	$507,897

As described above, principal payments on the New First Lien Notes and Cash Pay Second Lien Notes may be accelerated depending on the excess cash flows of the Company. On August 4, 2011 the Company repaid an aggregate of approximately $8.9 million of principal on the New First Lien Notes and Cash Pay Second Lien Notes under such excess cash flow repayment calculation related to excess cash flow generated in the quarter ended June 30, 2011, which principal amounts are included in the 2012 maturities in the above table.

9.           Liability related to warrants

In conjunction with its August 2005 issuance of Senior Secured Notes, the Company issued warrants to purchase 501,663 shares of the Company’s common stock (of which 476,573 were exercisable at $6.20 per share and 25,090 were exercisable at $10.25 per share) that contained a provision that required a reduction of the exercise price if certain equity events occur. Under the provisions of authoritative accounting guidance which became effective for the Company at January 1, 2009, such a reset provision no longer makes the warrants eligible for equity classification and as such, effective January 1, 2009, the Company classified these warrants as a liability measured at fair value with changes in fair value reflected in operations. In connection therewith, the statement of operations for the three and six months ended June 30, 2011 and 2010, reflects a gain of $0, $272,000, $441,000 and $484,000, respectively, on re-measurement of the liability.

The Company’s warrants were measured at fair value based on the binomial options pricing model using valuation inputs which are based on management’s internal assumptions (which are not readily observable) at  May 16, 2011 and December 31, 2010 respectively as follows: 1) dividend yield of 0% and 0%; 2) volatility of 43.2%; and 43.3%, 3) risk-free interest rate of 2.3%; and 1.9%; and 4) expected life of 4.25 years and 4.50 years.

The warrants, which were exercisable until August 2015, provided that they would terminate if not exercised concurrently with the consummation of an IPO.  On May 16, 2011, concurrently with the consummation of the

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Liability related to warrants (continued)

Company’s IPO, warrants to issue 457,843 shares of common stock at $6.20 per share were net settled, whereby 174,246 shares of common stock were issued upon exercise, equivalent to the intrinsic value of the warrants based on the IPO price of $10 per share, and the Company did not receive any cash proceeds.  In addition, warrants to acquire 24,104 common shares at $10.25 per share were terminated as they were not exercised.  Accordingly, in May 2011, the liability related to the warrants was eliminated with the carrying value of $3,168,000 related to the exercised warrants transferred to capital in excess of par value and the carrying value of $119,000 related to the terminated warrants recorded as non-operating income.

10.           Capital Stock

On May 16, 2011, the Company issued 5,000,000 shares of common stock at a price of $10.00 per share and completed its IPO. The Company raised gross proceeds of $50.0 million, less underwriting fees and commissions of 7.25% of the gross proceeds, or $3.6 million, and incurred other offering expenses of $2.9 million to be paid from the proceeds of the offering, resulting in $43.5 million of net proceeds. In addition, the Company had incurred and paid as of December 31, 2010, $13.3 million of offering costs, which are included in deferred offering costs in the accompanying balance sheet at December 31, 2010.  In connection with the completion of the IPO, all offering costs were written off to capital in excess of par value.

In connection with the consummation of the IPO (i) 378,579 outstanding shares of Series A Convertible Preferred Stock were converted into 428,668 shares of common stock (ii) all of the outstanding shares of Series B Convertible Preferred Stock were converted into 8,444,853 shares of common stock (iii) 1,806,860 shares of Series B Common Stock were exchanged for 1,806,860 shares of common stock and (iv) 5,734,918 shares of common stock were issued upon exercise of outstanding warrants.  Subsequent to the IPO, 1,388,124 outstanding shares of Series A Convertible Preferred Stock were converted into 1,571,784 shares of common stock.

11.           Warrants

As of June 30, 2011, outstanding warrants to purchase voting common stock of the Company are as follows:

Expiration Date(1)	Exercise Price	Number of Shares	Number of Shares as Adjusted Based on IPO(2) (3)	Shares Exercised	Shares Outstanding
August 2015	$6.20	476,573	457,843	457,843	─
August 2015	$10.25	25,090	24,104	24,104	─
August 2015	$0.0002	243,287	233,726	204,135	29,591
August 2016	$0.0002	441,474	424,120	370,427	53,693
December 2017	$0.0002	4,692,996	5,188,509	4,986,172	202,337
		5,879,420	6,328,302	6,042,681	285,621

(1)
Except for warrants to purchase 1,373,859 shares of common stock at $0.0002 per share, which were amended on October 8, 2009, all warrants would have terminated if not exercised concurrently with the consummation of the IPO.

(2)
The number of shares of common stock for which each warrant was exercisable, except for warrants exercisable at $10.25, were decreased immediately prior to the closing of the IPO as the Company has issued prior to such IPO fewer than 1,343,997 shares or options pursuant to an equity incentive or benefit plan.  The adjustment provision for warrants exercisable at $10.25 was triggered as the Company had issued fewer than 588,890 shares or options pursuant to an equity incentive or benefit plan prior to the closing of the IPO.

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

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Warrants (continued)

Concurrently with the consummation of the IPO on May 16, 2011, 5,734,918 common shares were issued on exercise of 6,018,577 warrants and warrants to acquire 24,104 common shares at $10.25 per share were terminated.

As of June 30, 2011, warrants to purchase 285,621 shares of common stock at $0.0002 per share, which expire in December 2017, remained outstanding.

12.            Stock Compensation Expense

On April 3, 2008, the Company’s Board of Directors adopted the 2008 Stock Option Plan (the “Plan”), which was amended and restated and approved by our stockholders on February 1, 2010. The maximum number of shares for which stock options may be granted under the Plan is 1,343,997 shares, subject to adjustment. Stock options may be issued to employees, directors and consultants, selected by a committee of the Board of Directors. Under the terms of the Plan, the options granted will expire no later than 10 years from the date of grant and will vest 20% on the first anniversary of the grant date and 20% on each succeeding four anniversaries of the grant date, provided, however, that an optionee may exercise the vested portion of a stock option only after that date which is 18 months after the date of the Company’s IPO on May 16, 2011. The exercise price of an option shall be the closing price of the common stock on a national securities exchange on the date immediately preceding the date of grant. The exercise price per share of any stock option agreement issued prior to May 16, 2011 was set at $10.00 per share, representing the price per share that the Company’s common stock was sold to the public pursuant to the IPO on May 16, 2011.

From adoption through December 31, 2010 and the six months ended June 30, 2011, the Company issued agreements to grant options to purchase a total of 777,500 and 3,000 shares of the Company’s common stock, respectively to employees, non-employee directors as well as to one board advisor under the Plan.  In addition, through December 31, 2010, and the six months ended June 30, 2011, options for 225,500 and 18,000 shares, respectively, under such agreements were deemed forfeited. On July 7, 2008, the board of directors authorized the execution of agreements covering the grant of options to each of the two former owners of Various at the consummation of an IPO to each purchase 37,500 shares of our common stock pursuant to our 2008 Stock Option Plan.  These options were issued in May, 2011.  The exercise price of these options was the share price offered to the public at the time of the Company’s IPO.

Upon the successful completion of the IPO on May 16, 2011, compensation cost was accrued for each vesting tranche over the requisite service period commencing on the date the options were granted and ending on the later of the vesting date or 18 months after the date of the IPO. Accordingly, in the quarter ended June 30, 2011, a cumulative adjustment of approximately $2 million was made to record compensation cost which accrued prior to May 16, 2011, based on the fair value of the options on the IPO date.

As of June 30, 2011, there were outstanding options to acquire 612,000 common shares under the plan having a weighted average remaining contractual life of 6.5 years with a weighted average grant date fair value of $8.38. Of such options, 241,750 were vested and none were exercisable. Outstanding stock options had no intrinsic value as of June 30, 2011. As of June 30, 2011 there was approximately $456,000 of unrecognized compensation cost related to outstanding stock options which will be recognized over a weighted average period of 3.1 years.

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.           Income Taxes

The income tax (benefit) expense computed based on the Company’s estimated annual effective tax rate, except for the discrete tax benefit described below, consists of the following (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Current:	2011		2010	2011		2010
Federal	$	─	$20	$	─	$53
State		(24)	70	─		187
		$(24)	$90	$	─	$240
Deferred:
Federal		$(4,778)	$(125)		(4,778)	$(334)
State		(682)	(20)		(682)	(53)
		(5,460)	(145)		(5,460)	(387)
Total tax (benefit)		$(5,484)	$(55)		$(5,460)	$(147)

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The tax benefit in the three and six month periods ended June 30, 2011, relates to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital in the three month period ended June 30, 2011 (see Note 8(d)).  Of such benefit, $4.9 million, which relates to the reversal in future years of debt discount arising from the beneficial conversion feature, has been recognized as a discrete event in the three and six month periods.  The remaining benefit of $0.8 million resulting from the reduction in the valuation allowance which relates to the reversal of debt discount in the current year, is being accounted for as an adjustment to the estimated annual effective tax rate and is being allocated to the current and subsequent interim periods in 2011. As the Company anticipates that its net deferred tax assets at December 31, 2011 will be fully offset by a valuation allowance, no additional tax benefit has been recognized for the three and six months ended June 30, 2011.

The tax benefit recognized for the three and six months ended June 30, 2010 was limited based on the Company anticipating that its net deferred tax assets at December 31, 2010 would be offset by a valuation allowance.

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.            Segment Information

The Company’s reportable segments consist of Internet and Entertainment. For the three and six months ended June 30, 2011 and 2010, respectively, the Entertainment Segment recorded revenue of $0, and $47,000, and $178,000 and $409,000, respectively from advertising services provided to the Internet segment. Certain corporate expenses and interest expense are not allocated to segments. Segment assets include intangible, fixed, and all others identified with each segment. Unallocated corporate assets consist primarily of cash, certain prepaid items related to indebtedness and deferred tax assets not assigned to one of the segments.

Information for the Company’s segments is as follows (in thousands):			June 30, 2011	December 31, 2010

Assets:
Internet			$478,804	$506,297
Entertainment			17,678	17,739
Unallocated corporate			8,854	8,781
Total			$505,336	$532,817

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue from external customers:
Internet	$78,038	$79,554	$156,172	$160,030
Entertainment	5,333	5,069	10,719	10,798
Total	$83,371	84,623	$166,891	$170,828

Income from operations:
Internet	$21,722	$16,762	$42,693	$30,297
Entertainment	(110)	144	(44)	1,180
Total segment income	21,612	16,906	42,649	31,477
Unallocated corporate	(3,616)	(1,291)	(4,979)	(2,888)
Total	$17,996	$15,615	$37,670	$28,589

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.            Segment Information (continued)

For the three and six months ended June 30, 2011 and 2010, included in income from operations are amortization of acquired intangibles and software of $3,923,000 and $7,846,000 and $6,264,000 and $12,528,000, respectively, and depreciation and other amortization of $1,217,000 and $2,355,000 and $1,188,000 and $2,396,000 respectively, all of which were incurred by the Internet segment.

Net revenues by service and product are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Internet
Subscription based service	$57,310	$61,093	$116,221	$123,381
Pay by usage service	20,728	18,461	39,951	36,625
Advertising			─	24
	78,038	79,554	156,172	160,030
Entertainment
Magazine	2,320	2,622	5,043	5,921
Video entertainment	2,450	1,800	4,593	3,535
Licensing	563	647	1,083	1,342
	5,333	5,069	10,719	10,798
Total revenue	$83,371	$84,623	$166,891	$170,828

The Company derives revenue from international websites and other foreign sources.  Revenues by geographical area based on where the customer is located or the subscription originates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue:
United States	$44,861	$44,631	$89,673	$89,482
Europe	21,744	23,461	44,277	50,096
Canada	4,551	4,173	8,859	8,349
Other	12,215	12,358	24,082	22,901
Total	$83,371	$84,623	$166,891	$170,828

Principally all long-lived assets are located in the United States.

15.           Contingencies

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

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.           Contingencies (continued)

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

On July 6, 2011, the Company entered into a settlement agreement with Broadstream pursuant to which the arbitration and related litigation and all claims asserted therein were agreed to be dismissed and the Company agreed to pay Broadstream $15 million of which $8 million was paid on July 13, 2011, $5 million is payable no later than September 29, 2011 and $2 million is payable no later than January 2, 2012.  As a result of the settlement, the Company recognized an additional loss of $5 million (included in other non-operating expense) in the quarter ended June 30, 2011.

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

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.           Contingencies (continued)

(c)
On or about November 27, 2006, a claimant filed a consumer class action arbitration at Judicial Arbitration and Mediation Services, Inc. or JAMS in San Jose, California, alleging a nationwide class action against Various under a variety of legal theories related to, among other things, representations regarding the number of active users on its internet dating websites, causing the appearance of erroneous member profiles, and a failure to adequately remove or account for alleged erroneous member profiles. The claimantis seeking unspecified damages. Various disputes the claims and intends to defend the arbitration vigorously.

(d)
On November 28, 2006, Antor Media Corporation (“Antor”) filed a complaint against FriendFinder, its subsidiary, General Media Communications, Inc. (“GMCI”), and several non-affiliate media/entertainment defendants in the U.S. District Court for the Eastern District of Texas, Texarkana Division, for infringement of a Patent titled “Method and Apparatus for Transmitting Information Recorded on Information Storage Means from a Central Server to Subscribers via a High Data Rate Digital Telecommunications Network.” No specific amount of damages has been requested. Injunctive relief is also sought. The Company and its subsidiary filed an Answer, Affirmative Defenses and Counterclaims. The United States Patent and Trademark Office (“USPTO”) issued a non-final office action rejecting Antor’s patent claims. Antor filed a response to the office action which added 83 new claims to the original 29 rejected claims. In August 2008, the USPTO issued its final office action sustaining its rejection of the original 29 claims and rejecting the 83 new claims. Antor filed its Petition to Vacate Finality of Office Action on the grounds it introduced new grounds for the rejection. Based on the final office action, the Company, GMCI and all other defendants filed an expedited motion to stay the case. In December 2008, pursuant to an order granting a re-examination proceeding, the USPTO issued a non-final office action again rejecting the original 29 claims and the new 83 claims. In February 2009, Antor filed a response in which it agreed to cancel the 83 new claims previously proposed. On May 11, 2009, the Court entered an Order granting Defendants’ Motion to Stay as modified. On May 22, 2009, the defendant accepted the terms of the Court’s proposed Stipulation regarding the use of prior art at trial and filed their Stipulation. On June 5, 2009, the USPTO issued a Final Office Action rejecting all of the Plaintiff’s claims. Plaintiff filed an appeal on July 7, 2009 and an appellate brief on October 8, 2009. On February 18, 2010, the USPTO filed an answer brief. On October 21, 2010, the USPTO Board of Patent Appeals entered an order affirming the rejection of Antor’s claims. On December 21, 2010, Antor filed a request for rehearing which was denied in March 2011. On May 23, 2011, Antor filed its notice of appeal. The case will remain stayed pending the appeal.

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

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.           Contingencies (continued)

On November 16, 2010, Patent Harbor, LLC filed a Complaint for patent infringement against, among others, Penthouse Digital Media Productions Inc. (PDMP), in the United States District Court for the Eastern District of Texas. The Complaint alleges an infringement of a U.S. Patent titled “Apparatus and Method for Assembling Content Addressable Video”. No specific amount of damages has been requested. However, on November 16, 2010, the Company received a settlement demand from plaintiff in the amount of $800,000. Plaintiff later lowered its demand to $500,000 and on July 11, 2011, the Company received a settlement demand from Plaintiff in the amount of $82,500.  On January 28, 2011, the Company filed an Answer, Affirmative Defenses and Counterclaims. On February 25, 2011, plaintiff filed its Answer to the Counterclaims. On July 27, 2011, the Company filed its Amended Answer, Affirmative Defenses and Amended Counterclaims. On August 10, 2011, Plaintiffs filed its Answer to the Amended Counterclaim. Trial is set to commence in October, 2012.The Company has no insurance coverage for patent infringement claims. The Company disputes the allegations and believes it has meritorious defenses, and plans to vigorously defend the allegations.

(g)
On April 13, 2011, Facebook, Inc., or Facebook, filed a complaint against FriendFinder and certain of its subsidiaries in the U.S. District Court for the Northern District of California, alleging trademark infringement with regard to the use of the terms “facebook of sex” and Facebook’s use of the “FRIENDFINDER” mark. The Complaint contains causes of action for: trademark dilution, false designation of origin, trademark infringement, violation of the Anti-Cybersquating Consumer Protection Act, and for unfair competition. The Complaint also seeks a declaratory judgment that Facebook’s use of “friend finder” is a descriptive fair use that does not infringe Various’ trademark rights in the  “FRIENDFINDER” mark. No specific amount of damages has been sought. However, the Complaint requests monetary relief, injunctive relief, punitive damages, cancellation of the “FRIENDFINDER”marks, attorneys’ fees, other equitable relief, and costs amongst other things. On May 23, 2011, the Company, and its subsidiaries, filed their Answer, Affirmative Defenses and Counterclaims to the Complaint.  On June 16, 2011, Facebook filed its Answer and Affirmative Defenses to the Counterclaims. The parties are currently engaged in discovery. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend this lawsuit and prosecute the Counterclaims against Facebook.

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

16.           Subsequent Event

On July 12, 2011, the Company acquired substantially all the assets of PerfectMatch.com from Matrima, Inc. for $2,000,000 in cash and $500,000 in common shares, the number of which will be calculated based upon the 10 day trailing closing price average ending two days prior to the closing of the transaction. PerfectMatch.com is an online relationship service helping adults seeking successful lasting connections. The impact of the acquisition on the Company’s financial statements is not material.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 11, 2011.  This quarterly report on Form 10-Q contains forward-looking statements, based on current expectations and related to future events and our future financial performance that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under the section entitled “Risk Factors.”

Overview

We are a leading internet and technology company providing services in the rapidly expanding markets of social networking and web-based video sharing.  Our business consists of creating and operating technology platforms which run several of the most heavily visited websites in the world.  Through our extensive network of more than 44,000 websites, since our inception, we have built a base of more than 484 million registrants and more than 320 million members in more than 200 countries.  We are able to create and maintain, in a cost-effective manner, websites intended to appeal to users of diverse cultures and interest groups.  In December 2010, we had more than 196 million unique visitors to our network of websites, according to comScore.  We offer our members a wide variety of online services so that they can interact with each other and access the content available on our websites.  Our most heavily visited websites include AdultFriendFinder.com, Amigos.com, AsiaFriendFinder.com, Cams.com, FriendFinder.com, BigChurch.com and SeniorFriendFinder.com.  For the three and six months ended June 30, 2011, we had net revenue of $83.4 million and $166.9 million, respectively.

We operate in two segments, internet and entertainment.  Our internet segment offers services and features that include social networking, online personals, premium content, live interactive video, recorded video, online chatrooms, instant messaging, photo, video and voice sharing, blogs, message boards and free e-mail.  Our revenues to date have been primarily derived from online subscription and paid-usage for our internet segment products and services.  Our market strategy is to grow this segment and expand our service offerings with complimentary services and features.  Our entertainment segment produces and distributes original pictorial and video content, licenses the globally-recognized Penthouse brand to a variety of consumer product companies and entertainment venues andpublishes branded men’s lifestyle magazines.  We continually seek to expand our licenses and products in new markets and retail categories both domestically and internationally.

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

Our History (Continued)

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

On May 16, 2011, the Company issued 5,000,000 shares of common stock at a price of $10.00 per share and completed its IPO.  The Company raised gross proceeds of $50.0 million, less underwriting fees and commissions of 7.25% of the gross proceeds, or $3.6 million, and incurred other offering expenses of $2.9 million to be paid from the proceeds of the offering, resulting in $43.5 million of net proceeds.  In addition, the Company had incurred and paid as of December 31, 2010, $13.2 million of offering costs, which were included in deferred offering costs in the accompanying balance sheet at December 31, 2010. The Company incurred an additional $3.0 million in offering costs during 2011 totaling $16.2 million which was transferred to paid in capital upon completion of the IPO.

Key Factors Affecting Our Results of Operations

Net Revenue

Our net revenue is affected primarily by the overall demand for online social networking and personals services.  Our net revenue is also affected by our ability to deliver user content together with the services and features required by our users’ diverse cultures, ethnicities and interest groups.

The level of our net revenue depends to a large degree on the growth of internet users, increased internet usage per user and demand for adult content.  Our net revenue also depends on demand for credit card availability and the payment methods in countries in which we have registrants, members, subscribers and paid users, general economic conditions, and government regulation.  The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and thus a decline in general economic conditions may lead to our current and potential registrants, members, subscribers and paid users having less discretionary income to spend.  This could lead to a reduction in our revenue and have a material adverse effect on our operating results.

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

Internet Revenue

Approximately 93.6% and 94.0% of our net revenue for the three months ended June 30, 2011 and 2010, and 93.6% and 93.7% of our net revenue for the six months ended June 30, 2011 and 2010, respectively, was generated from our internet segment comprised of social networking, live interactive video and premium content websites.  This revenue is treated as service revenue in our financial statements.  We derive our revenue primarily from subscription fees and pay-by-usage fees.  These fees are charged in advance and recognized as revenue over the term of the subscription or as the advance payment is consumed on the pay-by-usage basis, which is usually immediately.  VAT is presented on a net basis and is excluded from revenue.

Net revenue consists of all revenue net of credits back to customers for disputed charges and any chargeback expenses from credit card processing banks for such items as cancelled subscriptions, stolen cards and non-payment of cards.  We estimate the amount of chargebacks and credits that will occur in future periods to offset current revenue.  For the three and six months ended June 30, 2011, and 2010, these credits and chargebacks were 5.8% and, 6.3%,  and 6.0% and 6.0%, respectively, of gross revenue, while chargebacks alone were 1.1% and 1.4%, and 1.1% and 1.5%, respectively, of gross revenue for the three and six months ended June 30, 2011 and 2010, respectively.

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

Entertainment Revenue

Approximately 6.4% and 6.0% of our net revenue for the three months ended June 30, 2011 and 2010, and 6.4% and 6.3% of our net revenue for the six months ended June 30, 2011 and 2010, respectively, was generated by the entertainment segment.  Entertainment revenue consists of studio production and distribution, licensing of the Penthouse name, logos, trademarks and artwork for the manufacture, sale and distribution of consumer products and publishing revenue.  This revenue is treated as product revenue in our financial statements, with the exception of revenue derived from licensing, which is treated as service revenue.  For more information regarding our net revenue by service and product, see Note 14, “Segment Information” of our consolidated financial statements included elsewhere in this 10-Q.  We derive revenue through third party license agreements for the distribution of our programming where we either receive a percentage of revenue or a fixed fee.

The revenue sharing arrangements are usually either a percentage of the subscription fee paid by the customer or a percentage of single program or title fee purchased by the customer.  Our fixed fee contracts may receive a fixed amount of revenue per title, group of titles or for a certain amount of programming during a period of

Key Factors Affecting Our Results of Operations (Continued)

Entertainment Revenue (Continued)

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

Our compensation to our marketing affiliates has decreased and the percentage of revenues from our marketing affiliates have increased modestly, reflecting the variability in the rate at which we compensate our marketing affiliates described above.  The percentage of revenues derived from these affiliates and the compensation to our affiliates for the three and six months ended June 30, 2011 and 2010 are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Percentage of revenue contributed by affiliates	47%	44%	46%	44%
Compensation to affiliates (in millions)	$14.5	$18.7	$30.7	$38.6

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

Operating Expenses (Continued)

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

Stock Based Compensation

Based on the initial public offering price of $10.00 per share on May 11, 2011, stock-based compensation recognized as a result of our IPO for options outstanding at June 30, 2011 was approximately $2.3 million.  Of such amounts, a cumulative adjustment to compensation expense of approximately $1,974,000 was realized in May 2011.

Amortization of Acquired Intangibles and Software

Amortization of acquired intangibles and software is primarily attributable to intangible assets and internal-use software from acquisitions.  As a result of purchase accounting rules, fair values were established for intangibles and internal-use software.  The total fair value of these intangibles and internal-use software acquired from Various in 2007 was $182.5 million. The amortization periods vary from two to five years with the weighted average amortization period equaling approximately three years.  We recognized amortization expense associated with these assets of $3.9 million and $6.3 million and $3.9 million and $6.3 million for the three and six months ended June 30, 2011 and 2010, respectively.  If we acquire other businesses which results in us owning additional intangible assets, the amortization of any acquired intangible assets could cause our depreciation and amortization expense to increase as a percentage of net revenue.

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

Interest Expense, Net of Interest Income

Interest expense, net of interest income mainly represents interest expense recognized from the debt incurred in connection with the acquisition of Various and the New Financing and an increase in interest expense related to our debt incurred prior to the acquisition.  Included in interest expense is amortization of note discounts due to certain warrants issued in connection with our 2005 Notes, 2006 Notes, First Lien Senior Secured Notes and Second Lien Subordinated Secured Notes and amortization of a discount to record the fair value of the Subordinated Convertible Notes at the date of issuance.  As the exchange of such notes was not accounted for as extinguishment (as described in “Note 8 — Long-Term Debt” in our condensed consolidated financial statements included elsewhere in this Form 10-Q), subsequent to our debt restructuring on October 27, 2010, interest expense continues

Operating Expenses (Continued)

Interest Expense, Net of Interest Income (Continued)

to include such amortization together with amortization of original issue discount related to our New First Lien Notes and Cash Pay Second Lien Notes and amortization of discount to record the fair value of certain Non-Cash Pay Second Lien Notes at the date of issuance.  Interest expense also includes amortization of deferred debt costs and the 2% premium paid in connection with payment of debt from excess cash flow each quarter.

Interest and Penalties Related to VAT Liability not Charged to Customers

Interest and penalties related to VAT not charged to customers are due to our failure to file VAT tax returns and pay VAT based on the applicable law of each country in the European Union.  Commencing in 2003, the member states of the European Union implemented rules requiring the collection and payment of VAT on revenues generated by non-European Union businesses that provide electronic services that are purchased by end users within the European Union.  We did not begin collecting VAT from our subscribers until July 2008.  At June 30, 2011 and December 31, 2010, the total amount of uncollected VAT payments was approximately $42.3 million and $39.4 million, respectively.  For more information regarding our potential VAT liability, see Note 7 — “VAT Liabilities” in our condensed consolidated financial statements included elsewhere in this Form 10-Q.  The majority of the penalties assessed by the various tax jurisdictions related to the VAT liability were incurred prior to our purchase of Various and thus charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers.  The portion of interest incurred prior to the purchase of Various was also charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers, and subsequently continues to be recorded on the unpaid amounts.  On October 14, 2008, we made an indemnity claim against these notes under the acquisition agreement for Various in the amount of $64.3 million.  On June 10, 2009, the United Kingdom taxing authority notified us that it had reversed its previous position and that we were not subject to VAT, which resulted in an approximately $39.5 million reduction in the VAT liability.  On October 8, 2009, we settled and released all indemnity claims against the sellers (whether claims are VAT related or not) by reducing the original principal amount of the Subordinated Convertible Notes by the full value of the then- outstanding VAT liability.  In addition, the sellers agreed to make available to us, to pay VAT and certain VAT-related expenses, $10.0 million held in a working capital escrow account established at the closing of the Various transaction.  As of June 30, 2011, the total $10.0 million has been released from the escrow to reimburse us for VAT-related expenses already incurred.  If the actual costs to us of eliminating the VAT liability are less than $29.0 million, after applying amounts from the working capital escrow, then the principal amount of the Non-Cash Pay Second Lien Notes (notes issued in exchange for the Subordinated Convertible Notes in the New Financing) will be increased by the issuance of new Non-Cash Pay Second Lien Notes to reflect the difference between $29.0 million and the actual VAT liability, plus interest on such difference.  For more information regarding the reductions of the principal amount of Subordinated Convertible Notes as a result of our VAT liability, see Note 7 – “VAT Liabilities”.

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

Gain on Liability Related to Warrants

Gain on liability related to warrants reflects our warrants issued in conjunction with the August 2005 issuance of the Senior Secured Notes.  We issued warrants to purchase 501,663 shares of our common stock (of which 476,573 were exercisable at $6.20 per share and 25,090 were exercisable at $10.25 per share).  The warrants contain a provision that required a reduction of the exercise price if certain equity events occur.  Under the provisions of authoritative guidance that became effective for us on January 1, 2009, such a reset provision no longer makes the warrants eligible for equity classification and as such, effective January 1, 2009, we classified these warrants as a liability at a fair value of $6.3 million with a corresponding increase of $1.6 million to accumulated deficit and a $4.8 million reduction to capital in excess of par value.  The liability is measured at fair value with changes in fair value reflected in the statement of operations.

Operating Expenses (Continued)

Gain on Liability Related to Warrants (Continued)

In connection therewith, the statement of operations for the three and six months ended June 30, 2011 and 2010 reflects a gain of $0, 272,000, $391,000 and $484,000, respectively, on re-measurement of the liability. On May 16, 2011, concurrently with the consummation of the Company’s IPO, warrants to issue 457,843 shares of common stock at $6.20 per share were net settled, whereby 174,246 shares of common stock were issued upon exercise, equivalent to the intrinsic value of the warrants based on the IPO price of $10 per share, and the Company did not receive any cash proceeds.  In addition, warrants to acquire 24,104 common shares at $10.25 per share were terminated as they were not exercised.  Accordingly, in May 2011, the liability related to the warrants was eliminated with the carrying value of $3,168,000)related to the exercised warrants transferred to capital in excess of par value and the carrying value of $119,000 related to the terminated warrants recorded as non-operating income.

Loss on Extinguishment of Debt

Loss on extinguishment of debt is related to redeeming $37,832,000 of New First Lien Notes and $1,709,000 of Cash Pay Second Lien Notes on May 19, 2011 from the net proceeds of the IPO at 110% of principal incurring a loss on extinguishment of debt of approximately $3.9 million. In addition, with the redemption there was additional discount and refinancing fee amortization of $3.4 million resulting in a total loss on extinguishment of debt of $7.3 million.

Other Non-Operating Income/Expenses, Net

              Other non-operating income and expenses include miscellaneous transactions not related to our primary operations. Included in the three and six months ended June 30, 2011 is the settlement of our Broadstream arbitration case for $15.0 million, which required us to record an additional $5.0 million of expense. For further information, see “Note 15-Contingencies” in our consolidated financial statements included elsewhere in this form 10-Q.  Also included in the six months ended June 30, 2011 is life insurance proceeds related to the death of the original founder of Penthouse, Robert Guccione of $1.1 million.

Income Tax Provision (Benefit)

We had an income tax benefit of $5.5 million and $55,000, and $5.5 million and $147,000 for the three and six months ended June 30, 2011 and June 30, 2010, respectively. The tax benefit in the three and six month periods ended June 30, 2011, relates to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital in the three month period ended June 30, 2011.  Of such benefit, $4.9 million, which relates to the reversal in future years of debt discount arising from the beneficial conversion feature, has been recognized as a discrete event in the three and six month periods.  The remaining benefit resulting from the reduction in the valuation allowance ($0.8 million) which relates to the reversal of debt discount in the current year, is being accounted for as an adjustment to the estimated annual effective tax rate and is being allocated to the current and subsequent interim periods in 2011.

At December 31, 2010, we had net operating loss carryforwards for federal income tax purposes of approximately $69.0 million available to offset future taxable income, which expire at various dates from 2024 through 2028.  Our ability to utilize approximately $9.0 million of these carryforwards is limited due to changes in our ownership, as defined by federal tax regulations.  In addition, utilization of the remainder of such carryforwards may be limited by the occurrence of certain further ownership changes, including changes as a result of the IPO.

Realization of the deferred tax assets is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of taxable temporary differences.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates and judgments are subject to an

Operating Expenses (Continued)

Critical Accounting Policies and Estimates (Continued)

inherent degree of uncertainty. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, as well as in our IPO Prospectus, which includes our audited financial statements.  However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations.  In applying these critical accounting policies, our management uses its judgment in making certain assumptions to be used in making such estimates.  Those estimates are based on our historical experience, the terms of existing contracts, our observation of trends in our industry and information available from other outside sources as appropriate.  Accounting policies that, in their application to our business, involve the greatest amount of subjectivity by way of management judgments and estimates are those relating to valuation of goodwill, identified intangibles and other long-lived assets, including business combinations; and legal contingencies.

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets, including Business Combinations

We test goodwill and intangible assets for impairment in accordance with authoritative guidance.  We also test property, plant and equipment for impairment in accordance with authoritative guidance.  We assess goodwill, and other indefinite-lived intangible assets at least annually, or more frequently when circumstances indicate that the carrying value may not be recoverable.  Factors we consider important and which could trigger an impairment review include the following:

▪	a significant decline in actual or projected revenue;

▪	a significant decline in performance of certain acquired companies relative to our original projections;

▪	an excess of our net book value over our market value;

▪	a significant decline in our operating results relative to our operating forecasts;

▪	a significant change in the manner of our use of acquired assets or the strategy for our overall business;

▪	a significant decrease in the market value of an asset;

▪	a shift in technology demands and development; and

▪	a significant turnover in key management or other personnel.

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

Operating Expenses (Continued)

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets, including Business Combinations (Continued)

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

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in Note 15 to our condensed consolidated financial statements.  To the extent that a loss related to a contingency is probable and can reasonably be estimated, we accrue an estimate of that loss.  Because of the uncertainties related to both the amount or range of loss on certain pending litigation and arbitration, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such matters.  As additional information becomes available, we will assess the potential liability related to our pending matters and make, or if necessary revise, our estimates.  Such changes in our estimates of the potential liability could materially impact our results of operations and financial position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue
Internet	$78,038	$79,554	$156,172	$160,030
Entertainment	5,333	5,069	10,719	10,798
Total	83,371	84,623	166,891	170,828
Cost of revenue
Internet	21,182	25,262	44,280	51,648
Entertainment	3,865	2,954	7,613	6,210
Total	25,047	28,216	51,893	57,858
Gross profit
Internet	56,856	54,292	111,892	108,382
Entertainment	1,383	2,115	3,106	4,588
Total	58,239	56,407	114,998	112,970
Income (loss) from operations
Internet	21,722	16,762	42,693	30,297
Entertainment	(110)	144	(44)	1,180
Unallocated corporate	(3,616)	(1,291)	(4,979)	(2,888)
Total	$17,996	$15,615	$37,670	$28,589

Internet Segment Historical Operating Data

The following table presents certain key business metrics for our adult social networking websites, general audience social networking websites and live interactive video websites for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Adult Social Networking Websites
New members	8,158,145	10,120,523	17,499,022	18,929,854
Beginning subscribers	897,856	964,885	928,314	916,005
New subscribers(1)	372,995	452,687	789,061	941,943
Terminations	436,694	448,030	883,218	888,406
Ending subscribers	834,157	969,542	834,157	969,542
Conversion of members to subscribers	4.6%	4.5%	4.5%	5.0%
Churn	16.2%	15.5%	15.9%	16.2%
ARPU	$20.53	$19.40	$20.44	$20.09
CPGA	$43.76	$51.77	$44.47	$53.43
Average lifetime net revenue per subscriber	$82.87	$73.57	$84.43	$70.85
Net revenue (in millions)	$53,348	$56,306	$108,056	$113,664

General Audience Social Networking Websites
New members	2,057,365	2,609,023	3,839,846	4,854,614
Beginning subscribers	47,555	58,440	53,198	57,431
New subscribers(1)	21,802	28,606	45,155	59,741
Terminations	25,806	29,000	54,802	59,126
Ending subscribers	43,551	58,046	43,551	58,046
Conversion of members to subscribers	1.1%	1.1%	1.2%	1.2%
Churn	18.1%	16.5%	17.2%	17.2%
ARPU	$19.37	$20.39	$19.44	$20.84
CPGA	$30.87	$32.01	$29.36	$30.77
Average lifetime net revenue per subscriber	$76.21	$91.26	$83.87	$90.69
Net revenue (in millions)	$2,647	$3,563	$5,642	$7,219

Live Interactive Video Websites
Total minutes	4,443,705	4,773,409	8,961,833	9,631,282
Average revenue per minute	$4.66	$3.87	$4.46	$3.80
Net revenue (in millions)	$20,727	$18,461	$39,950	$36,625
__________________

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

Internet Segment Historical Operating Data (Continued)

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

Our results of operations related to our adult and general audience websites, as distinguished from the live interactive video websites discussed above, reflects the interaction of the conversion of members to subscribers, the churn of subscribers, and the average value of purchased products and services.  A negative movement in any one of these items may be offset by a positive movement in another.  For more information see the sections entitled “— Results of Operations — Internet Segment Historical Operating Data for the Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010” and “— Results of Operations — Internet Segment Historical Operating Data for the Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010.”

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

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed discussions for each of our segments.  In order to provide a meaningful discussion of our ongoing business, we have provided a discussion of our consolidated results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Results of Operations (Continued)

Segments and Periods Presented (Continued)

We have also provided an analysis of internet segment operating data which are key to an understanding of our operating results and strategies for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

The following table presents our historical operating results as a percentage of our net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	30.0	33.3	31.1	33.9
Gross profit	70.0	66.7	68.9	66.1
Operating expenses:
Product development	5.0	3.7	4.8	3.5
Selling and marketing	8.5	12.5	8.6	13.6
General and administrative	28.8	23.2	26.8	23.6
Amortization of acquired intangibles and software	4.7	7.4	4.7	7.3
Depreciation and other amortization	1.4	1.4	1.4	1.4
Total operating expenses	48.4	48.2	46.3	49.4
Income from operations	21.6	18.5	22.6	16.7
Interest expense, net of interest income	(26.4)	(27.8)	(26.3)	(27.2)
Interest and penalty related to VAT liability not charged to customers	(0.5)	(0.6)	(0.6)	(0.6)
Foreign exchange (loss) gain principally related to VAT liability not charged to customers	(0.9)	3.5	(1.8)	3.0
Gain on liability related to warrants	0.2	0.5	0.2	0.3
Loss on extinguishment of debt	(8.8)	-	(4.4)	-
Other non-operating (expense) income, net	(6.0)	0.0	(2.3)	0.0
Loss before income tax (benefit) provision	(20.8)	(5.9)	(12.6)	(7.8)
Income tax (benefit) provision	(6.6)	(0.1)	(3.3)	(0.1)
Net loss	(14.2)%	(5.8)%	(9.3)%	(7.7)%

Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

Net Revenue.  Net revenue for the three months ended June 30, 2011 and 2010 was $83.4 million and $84.6 million, respectively, representing a decrease of $1.2 million or 1.4%.  Internet revenue for the three months ended June 30, 2011 and 2010 was $78.0 million and $79.5 million, respectively, representing a decrease of $1.5 million or 1.9%.  Entertainment revenue for the three months ended June 30, 2011 and 2010 was $5.4 million and $5.1 million, respectively, representing an increase of $0.3 million or 5.9%.

The decrease in internet revenue was primarily attributable to a decrease in our social networking websites revenue of $3.9 million, or 6.4% due to a decrease in traffic to our websites mainly in Europe as described below in cost of revenue.   The above decline was offset by an increase in our live interactive video websites revenue of $2.3 million, or 12.3%, due mainly to a $1.9 million charge to our customers’ e-wallets for non-use as well as more effective marketing campaigns.  Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected our revenue as well.

Internet revenue for the three months ended June 30, 2011 was comprised of 71.8% relating to our social networking websites, 26.6% relating to our live interactive video websites and 1.6% relating to our premium content websites, as compared to 75.3% for our social networking websites, 23.2% for our live interactive video websites and 1.5% for our premium content websites for the same period in 2010.

Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010 (Continued)

Entertainment revenue for the three months ended June 30, 2011 was $5.4 million as compared to $5.1 million for the three months ended June 30, 2010, representing an increase of $0.3 million or 5.9%.  The increase in entertainment revenue was primarily due to an increase in our video entertainment revenue of $0.7 million related new video distribution deals. The above was offset by a decrease in our publication revenue of $0.3 million as a result of a decline in the number of magazines sold from 1.0 million to 0.9 million issues.  Entertainment revenue for the three months ended June 30, 2011 was comprised of 43.5% relating to magazine publishing, 45.9% relating to broadcasting and 10.6% relating to licensing, as compared to 51.7% for magazine publishing, 35.5% for broadcasting and 12.8% for licensing for the same period in 2010.

Cost of Revenue.  Cost of revenue for the three months ended June 30, 2011 and 2010 was $25.0 million and $28.2 million, respectively, representing a decrease of $3.2 million or 11.3%.  During the three months ended June 30, 2010, we significantly increased our pay-per-order payouts to affiliates, which caused some of our affiliates to switch from a revenue share basis to a pay-per-order basis. The increase in pay-per-order payouts caused an increase in traffic to our websites, resulting in increased revenue and a corresponding increase in our affiliate expenses.  We did not have such increases in our pay-per-order payouts for the three months ended June 30, 2011, and as a result, had a reduction in our affiliate expenses of $4.1 million in the three months ended June 30, 2011 as compared to the same period in 2010.  The above decrease was offset by an increase of $0.9 million related to satellite distribution costs in our video entertainment business.

Operating Expenses

Product Development.  Product development expense for the three months ended June 30, 2011 and 2010 was $4.1 million and $3.1 million, respectively, representing an increase of $1.0 million or 32.3%.  The primary reason for the increase in product development expense was due to an increase in headcount to support new initiatives and expected growth.

Selling and Marketing.  Selling and marketing expense for the three months ended June 30, 2011 and 2010 was $7.1 million and $10.6 million, respectively, representing a decrease of $3.5 million or 33.0%.  The decrease in selling and marketing expense was primarily due to a $3.7 million decrease in our ad buy expenses for our internet segment over the period, from $9.2 million for the three months ended June 30, 2010 to $5.5 million for the same period in 2011.  The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines.

General and Administrative.  General and administrative expense for the three months ended June 30, 2011 and 2010 was $24.0 million and $19.7 million, respectively, representing an increase of $4.3 million or 21.8%.  The increase in general and administrative expense was primarily due to an increase of $2.6 million in our legal expense mainly as a result of $1.4 million incurred related to our Broadstream arbitration case. We also had a $2.3 million increase in our stock compensation expense related to our IPO in May 2011. For further information, see “Note 12 – -Stock Compensation Expense” in our consolidated financial statements included elsewhere in this form 10-Q.  The increase was also due to a $0.7 million increase in our salaries, wages and benefits in 2011 due to additional headcount.  The above were offset by a decrease in merchant processing expenses of $1.1 million due to lower costs to process our transactions in 2011.

Amortization of Acquired Intangibles and Software.  Amortization of acquired intangibles and software for the three months ended June 30, 2011 and 2010 was $3.9 million and $6.3 million, respectively.  The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized.  We have had no significant acquisitions since we acquired Various, Inc. on December 6, 2007.

Depreciation and Other Amortization.  Depreciation and other amortization expense for the three months ended June 30, 2011 and 2010 was $1.2 million.  We continue to purchase additional fixed assets, while certain of our assets are becoming fully depreciated.

Interest Expense, Net of Interest Income.  Interest expense for the three months ended June 30, 2011 and 2010 was $22.0 million and $23.6 million, respectively, representing a decrease of $1.6 million or 6.8%.  The decrease was due mainly to debt payments, including approximately $39.5 million of debt paid off with our IPO proceeds.

Interest and Penalties Related to VAT Liability not Charged to Customers.  Effective July 1, 2003, as a result of a change in the law in the European Union, VAT was required to be collected from customers in connection with their use of internet services in the European Union countries.  A provision and related liability have been

Operating Expenses (Continued)

Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010 (Continued)

record for interest and penalties related to VAT not charged to customers and failure to file tax returns based on the applicable law of each relevant country in the European Union.

Interest related to VAT liability not charged to customers for the three months ended June 30, 2011 was $0.4 million as compared to $0.5 million for the three months ended June 30, 2010.  The decrease in interest related to VAT not charged to customers is due to VAT settlements with numerous countries.  We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $42.3 million of unremitted VAT liability as of June 30, 2011.

Foreign Exchange Gain/(Loss) Principally Related to VAT Liability not Charged to Customers.  Foreign exchange loss principally related to VAT not charged to customers for the three months ended June 30, 2011 was $0.7 million as compared to a gain of $3.0 million for the three months ended June 30, 2010.  The loss for the three months ended June 30, 2011 is primarily related to the increase in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the weakening of the U.S. dollar.  The gain for the three months ended June 30, 2010 is primarily related to the strengthening of the U.S. dollar against the Euro.

Gain on Liability Related to Warrants.  Gain on liability related to warrants for the three months ended June 30, 2011 was $0.1 as compared to a gain of $0.4 million for the same period in 2010.  The liability related to the 501,663 warrants issued in August 2005 was established as a result of new authoritative guidance becoming effective for us as of January 1, 2009.  For further information, see “Note 9 — Liability Related to Warrants” in our consolidated financial statements included elsewhere in this prospectus.

Loss on Extinguishment of Debt:  Loss on extinguishment of debt for the three months ended June 30, 2011 was $7.3 million.  This expense was related to write-off deferred costs and discount and prepayment penalty due to our redeeming approximately $37.8 million of New First Lien Notes and approximately $1.7 million of Cash Pay Second Lien Notes in connection with proceeds received from our IPO in May 2011. There was no loss on extinguishment of debt for the three months ended June 30, 2010.

Other Non-operating Expense, Net.  Other non-operating expense for the three months ended June 30, 2011 was $5.0 million as compared to income of $58,000 for the same period in 2010.  The expense in 2011 was primarily due to our settlement of the Broadstream arbitration case for $15.0 million, which required us to record an additional $5.0 million of expense. For further information, see “Note 15-Contingencies” in our consolidated financial statements included elsewhere in this form 10-Q. The remainder of the other expense in 2011 and 2010, respectively, was due mainly to miscellaneous gains and losses.

Income Tax Benefit.  Income tax benefit for the three months ended June 30, 2011 was $5.5 million as compared to a benefit of $55,000 for the same period in 2010.  The tax benefit in the three month period ended June 30, 2011, relates to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital in the three month period ended June 30, 2011. A larger tax benefit related to pre-tax loss was not recognized in the three months ended June 30, 2011 and 2010 due to an anticipated increase in the valuation allowance against deferred tax assets at each year end.

Net Loss.  Net loss for the three months ended June 30, 2011 and 2010 was $11.9 million and $5.0 million, respectively, representing an increase of $6.9 million or 138.0%.  The larger loss in 2011 was primarily due to an increase of $2.4 million from income from operations and an increase in the income tax benefit of $5.4 million, offset by a net increase of $14.7 million in non-operating expenses.

Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010

Net Revenue.  Net revenue for the six months ended June 30, 2011 and 2010 was $166.9 million and $170.8 million, respectively, representing a decrease of $3.9 million or 2.3%.  Internet revenue for the six months ended June 30, 2011 and 2010 was $156.1 million and $160.0 million, respectively, representing a decrease of $3.9 million or 2.4%.  Entertainment revenue for the six months ended June 30, 2011 and 2010 was $10.7 million and $10.8 million, respectively, representing a decrease of $0.1 million or 0.9%.

Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010 (Continued)

The decrease in internet revenue was primarily attributable to a decrease in our social networking websites revenue of $7.3 million, or 6.0% due to a decrease in traffic to our websites mainly in Europe as described below in cost of revenue.   The above decline was offset by an increase in our live interactive video websites revenue of $3.3 million, or 9.1%, due mainly to a $1.9 million charge to our customers’ e-wallets for non-use as well as more effective marketing campaigns.  Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected our revenue as well.

Internet revenue for the six months ended June 30, 2011 was comprised of 72.8% relating to our social networking websites, 25.6% relating to our live interactive video websites and 1.6% relating to our premium content websites, as compared to 75.6% for our social networking websites, 22.9% for our live interactive video websites and 1.5% for our premium content websites for the same period in 2010.

Entertainment revenue for the six months ended June 30, 2011 was $10.7 million as compared to $10.8 million for the six months ended June 30, 2010, representing a decrease of $0.1 million or 0.9%.  The decrease in entertainment revenue was primarily due to a decrease in our publication revenue of $0.9 million as a result of a decline in the number of magazines sold from 1.9 million to 1.6 million issues.  We also had a decrease in our licensing revenue of $0.3 million due to less licensing activity.  The above decreases were offset by an increase in our video entertainment revenue of $1.1 million related to new video distribution deals.

Entertainment revenue for the six months ended June 30, 2011 was comprised of 47.0% relating to magazine publishing, 42.9% relating to broadcasting and 10.1% relating to licensing, as compared to 54.8% for magazine publishing, 32.8% for broadcasting and 12.4% for licensing for the same period in 2010.

Cost of Revenue.  Cost of revenue for the six months ended June 30, 2011 and 2010 was $51.9 million and $57.9 million, respectively, representing a decrease of $6.0 million or 10.4%.  During the six months ended June 30, 2010, we significantly increased our pay-per-order payouts to affiliates, which caused some of our affiliates to switch from a revenue share basis to a pay-per-order basis.  The increase in pay-per-order payouts caused an increase in traffic to our websites, resulting in increased revenue and a corresponding increase in our affiliate expenses.  We did not have such increases in our pay-per-order payouts for the six months ended June 30, 2011, and as a result, had a reduction in our affiliate expenses of $7.9 million in the six months ended June 30, 2011 as compared to the same period in 2010.  The above decrease was offset by an increase of $1.8 million related to satellite distribution costs in our video entertainment business due in part to the increase in revenue described above.

Product Development.  Product development expense for the six months ended June 30, 2011 and 2010 was $8.1 million and $6.1 million, respectively, representing an increase of $2.0 million or 32.8%.  The primary reason for the increase in product development expense was due to an increase in headcount to support new initiatives and expected growth.

Selling and Marketing.  Selling and marketing expense for the six months ended June 30, 2011 and 2010 was $14.4 million and $23.2 million, respectively, representing a decrease of $8.8 million or 37.9%.  The decrease in selling and marketing expense was primarily due to a $9.1 million decrease in our ad buy expenses for our internet segment over the period, from $20.4 million for the six months ended June 30, 2010 to $11.3 million for the same period in 2011.  The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines.

General and Administrative.  General and administrative expense for the six months ended June 30, 2011 and 2010 was $44.7 million and $40.3 million, respectively, representing an increase of $4.4 million or 10.9%.  The increase in general and administrative expense is primarily due to a $2.9 million increase in legal expenses, mainly as a result of $2.4 million related to our Broadstream arbitration case.  Furthermore, we had an increase in our salaries, wages and benefits of $1.4 million in 2011 due to additional headcount.  Lastly, we had a $2.3 million charge for compensation expense related to our IPO in May 2011.  For further information, see “Note 11 – Stock Compensation Expense” in our consolidated financial statements included elsewhere in this form 10-Q.  The above were offset by a decrease in merchant processing expenses of $2.3 million due to lower costs to process our transactions in 2011.

Amortization of Acquired Intangibles and Software.  Amortization of acquired intangibles and software for the six months ended June 30, 2011 and 2010 was $7.8 million and $12.5 million, respectively.  The decrease was

Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010 (Continued)

primarily due to a portion of the acquired intangibles becoming fully amortized.  We have had no significant acquisitions since we acquired Various, Inc. on December 6, 2007.

Depreciation and Other Amortization.  Depreciation and other amortization expense for the six months ended June 30, 2011 and 2010 was $2.4 million.  We continue to purchase additional fixed assets, while certain of our assets are becoming fully depreciated.

Interest Expense, Net of Interest Income.  Interest expense for the six months ended June 30, 2011 and 2010 was $44.0 million and $46.4 million, respectively, representing a decrease of $2.4 million or 5.2%.  The decrease was due mainly to debt payments, including approximately $39.5 million of debt paid off with our IPO proceeds.

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

Interest related to VAT liability not charged to customers for the six months ended June 30, 2011 was $0.9 million as compared to $1.1 million for the six months ended June 30, 2010.  The decrease in interest related to VAT not charged to customers is due to VAT settlements with additional countries.  We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $42.3 million of unremitted VAT liability as of June 30, 2011.

Foreign Exchange Gain/(Loss) Principally Related to VAT Liability not Charged to Customers.  Foreign exchange loss principally related to VAT not charged to customers for the six months ended June 30, 2011 was $3.0 million as compared to a gain of $5.0 million for the six months ended June 30, 2010.  The loss for the six months ended June 30, 2011 is primarily related to the increase in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the weakening of the U.S. dollar.  The gain for the six months ended June 30, 2010 is primarily related to the strengthening of the U.S. dollar against the Euro.

Gain on Liability Related to Warrants.  Gain on liability related to warrants for the six months ended June 30, 2011 was $0.4 million as compared to a gain of $0.5 million for the same period in 2010.  The liability related to the 501,663 warrants issued in August 2005 was established as a result of new authoritative guidance becoming effective for us as of January 1, 2009.  For further information, see “Note 9 — Liability Related to Warrants” in our consolidated financial statements included elsewhere in this form 10-Q.

Loss on Extinguishment of Debt:  Loss on extinguishment of debt for the six months ended June 30, 2011 was $7.3 million.  This expense was related to write-off of deferred costs and discount and a prepayment penalty due to our redeeming approximately $37.8 million of New First Lien Notes and approximately $1.7 million of Cash Pay Second Lien Notes in connection with proceeds received from our IPO in May 2011 and approximately $1.7 million of Cash Pay Second Lien Notes in connection with proceeds received from our IPO in May 2011. There was no loss on extinguishment of debt for the six months ended June 30, 2010.

Other Non-operating Expense, Net.  Other non-operating expense for the six months ended June 30, 2011 was $3.9 million as compared to income of $20,000 for the same period in 2010.  The expense in 2011 was primarily due to our settlement of the Broadstream arbitration case for $15.0 million, which required us to record an additional $5.0 million of expense. For further information, see “Note 15—Contingencies” in our consolidated financial statements included elsewhere in this form 10-Q. The above expenses were offset with life insurance proceeds related to the death of the original founder of Penthouse, Robert Guccione in the amount of $1.1 million. The remainder of the other expense in 2011 and 2010, respectively, was due mainly to miscellaneous gains and losses.

Income Tax Benefit.  Income tax benefit for the six months ended June 30, 2011 was $5.5 million as compared to a benefit of $147,000 for the same period on 2010. The tax benefit in the six month period ended June 30, 2011, relates to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital in the six month period ended June 30, 2011.  A larger tax benefit related to pre-tax loss was not recognized for the six months ended June 30, 2011 and 2010 due to an anticipated increase in the valuation allowance against deferred tax assets at each year end.

Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010 (Continued)

Net Loss.  Net loss for the six months ended June 30, 2011 and 2010 was $15.5 million and $13.2 million, respectively, representing an increase of $2.3 million or 17.4%.  The larger loss in 2011 was primarily due to an increase of income from operations of $9.1 million and an increase in the income tax benefit of $5.3 million, offset by a net increase of $16.7 million in non-operating expenses.

Internet Segment Historical Operating Data for the Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

Adult Social Networking Websites

Subscribers.  Subscribers for the three months ended June 30, 2011 were 834,157 as compared to 969,542 for the three months ended June 30, 2010, representing a decrease of 135,385 or 14.0%.  The decrease was driven by the decrease in new subscriber additions for our adult social networking websites from 452,687 for the three months ended June 30, 2010 to 372,995 for the three months ended June 30, 2011.

Churn.  Churn for the three months ended June 30, 2011 was 16.2% as compared to 15.5% for the three months ended June 30, 2010.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the three months ended June 30, 2011 was $20.53 as compared to $19.40 for the three months ended June 30, 2010, representing an increase of $1.13, or 5.8%.  The numbers increased due to a disproportionate decrease in adult subscribers as compared to revenue.

Cost Per Gross Addition.  CPGA for the three months ended June 30, 2011 was $43.76 as compared to $51.77 for the three months ended June 30, 2010, representing a decrease of $8.01 or 15.5%.  The decrease was primarily driven by a decrease in our ad buy expense on our adult social networking websites from $7.8 million in the three months ended June 30, 2010 to $4.4 million in the three months ended June 30, 2011.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the three months ended June 30, 2011 was $82.87 as compared to $73.57 for the three months ended June 30, 2010, representing an increase of $9.30 or 12.6%.  The increase was driven by a decrease in the CPGA from $51.77 for the three months ended June 30, 2010 to $43.76 for the three months ended June 30, 2011.

General Audience Social Networking Websites

Subscribers.  Subscribers for the three months ended June 30, 2011 were 43,551 as compared to 58,046 for the three months ended June 30, 2010, representing a decrease of 14,495 or 25.0%.  The decrease was driven by the increase in new subscribers churn described below.

Churn.  Churn for the three months ended June 30, 2011 was 18.1% as compared to 16.5% for the three months ended June 30, 2010, representing an increase of 160 basis points, or 9.4%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the three months ended June 30, 2011 was $19.37 as compared to $20.39 for the three months ended June 30, 2010, representing a decrease of $1.02 or 5.0%.  The primary reason for the decrease is the disproportionate decline in general audience revenue as compared to subscribers.

Cost Per Gross Addition.  CPGA for the three months ended June 30, 2011 was $30.87 as compared to $32.01 for the three months ended June 30, 2010, representing a decrease of $1.14 or 3.6%.  The decrease was primarily driven by a reduction in our affiliate expense from $0.8 million for the three months ended June 30, 2010 to $0.4 million and for the three months ended June 30, 2011.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the three months ended June 30, 2011 was $76.21 as compared to $91.26 for the three months ended June 30, 2010, representing a decrease of $15.05 or 16.5%.  The decrease was primarily driven by the decrease in ARPU described above.

Internet Segment Historical Operating Data for the Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010 (Continued)

Live Interactive Video Websites

Average Revenue Per Minute.  Average Revenue Per Minute for the three months ended June 30, 2011 was $4.66 as compared to $3.87 for the three months ended June 30, 2010, representing an increase of $0.79, or 20.4%. The primary reason for the increase is that the higher value paid users continued to buy our products and services while lower value paid users curtailed spending on the site as a result of the general economic slowdown.

Total Purchased Minutes.  Total purchased minutes for the three months ended June 30, 2011 were 4.4 million as compared to 4.8 million for the three months ended June 30, 2010, representing a decrease of $0.4 million or 8.3%.  The primary reason for the decrease in purchased minutes was decrease in new members.

Internet Segment Historical Operating Data for the Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010

Adult Social Networking Websites

Subscribers.  Subscribers for the six months ended June 30, 2011 were 834,157 as compared to 969,542 for the six months ended June 30, 2010, representing a decrease of 135,385 or 14.0%.  The decrease was driven by the decrease in new subscriber additions for our adult social networking websites from 941,943 for the six months ended June 30, 2010 to 789,061 for the six months ended June 30, 2011.

Churn.  Churn for the six months ended June 30, 2011 was 15.9% compared to 16.2% for the six months ended June 30, 2010, representing a decrease of 30 basis points, or 1.9%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the six months ended June 30, 2011 was $20.44 as compared to $20.09 for the six months ended June 30, 2010, representing an increase of $0.35, or 1.7%.  The numbers increased due to a disproportionate decline in adult subscribers as compared to revenue.

Cost Per Gross Addition.  CPGA for the six months ended June 30, 2011 was $44.47 as compared to $53.43 for the six months ended June 30, 2010, representing a decrease of $8.96 or 16.8%.  The decrease was primarily driven by a decrease in our ad buy expense on our adult social networking websites from $17.6 million in the six months ended June 30, 2010 to $9.0 million in the six months ended June 30, 2011.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the six months ended June 30, 2011 was $84.43 as compared to $70.85 for the six months ended June 30, 2010, representing an increase of $13.58 or 19.2%.  The increase was driven by a decrease in the CPGA from $53.43 for the six months ended June 30, 2010 to $44.47 for the six months ended June 30, 2011.

General Audience Social Networking Websites

Subscribers.  Subscribers for the six months ended June 30, 2011 were 43,551 as compared to 58,046 for the six months ended June 30, 2010, representing a decrease of 14,495 or 25.0%.  The decrease was driven by the reduction in new subscribers additions from 59,741 for the six months ended June 30, 2010 to 45,155 for the six months ended June 30, 2011.

Churn.  Churn for the six months ended June 30, 2011 remained flat at 17.2% for the six months ended June 30, 2011 as compared to the same period for 2010.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the six months ended June 30, 2011 was $19.44 as compared to $20.84 for the six months ended June 30, 2010, representing a decrease of $1.40 or 6.7%.  The primary reason for the decrease is the disproportionate decline in general audience revenue as compared to subscribers.

Internet Segment Historical Operating Data for the Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010 (Continued)

General Audience Social Networking Websites (Continued)

Cost Per Gross Addition.  CPGA for the six months ended June 30, 2011 was $29.36 as compared to $30.77 for the six months ended June 30, 2010, representing a decrease of $1.41 or 4.6%.  The decrease was primarily driven by a reduction in our affiliate expense from $1.6 million for the six months ended June 30, 2010 to $0.9 million and for the six months ended June 30, 2011.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the six months ended June 30, 2011 was $83.87 as compared to $90.69 for the six months ended June 30, 2010, representing a decrease of $6.82 or 7.5%.  The decrease was primarily driven by the decrease in ARPU described above.

Live Interactive Video Websites

Average Revenue Per Minute.  Average Revenue Per Minute for the six months ended June 30, 2011 was $4.46 as compared to $3.80 for the six months ended June 30, 2010, representing an increase of $0.66, or 17.4%.  The primary reason for the increase is that the higher value paid users continued to buy our products and services while lower value paid users curtailed spending on the site as a result of the general economic slowdown.

Total Purchased Minutes.  Total purchased minutes for the six months ended June 30, 2011 were 9.0 million as compared to 9.6 million for the six months ended June 30, 2010, representing a decrease of 0.6 million or 6.3%.  The primary reason for the decrease in purchased minutes was decrease in new members.

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

For instance, we are highly leveraged and we have had a large varying amount of interest expense.  We used the proceeds from our recent IPO to repay a portion of our New First Lien Notes and Cash Pay Second Lien Notes, thereby reducing our interest expense (see “Note 8-Long Term Debt”), as well as incurring a loss on extinguishment of debt.  Also in conjunction with our IPO, we were required to begin recording compensation expense related to our stock options.  In addition, we have the benefit of interest deductions and tax loss carryforwards which distorts comparisons of income tax benefit from year to year as interest expense is reduced and tax carryforwards are depleted and we book an income tax expense as opposed to a benefit.  We believe analysts, investors and others frequently use EBITDA and adjusted EBITDA in the evaluation of companies in our industry.

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

The following table reflects the reconciliation of GAAP net loss to the non-GAAP financial measures of EBITDA and adjusted EBITDA.

Reconciliation of GAAP Net Loss to EBITDA and Adjusted EBITDA

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
GAAP net loss	$(11,861)	$(4,931)	$(15,542)	$(13,200)
Add: Interest expense, net	22,001	23,561	43,951	46,398
Add (subtract): Income tax provision (benefit)	(5,484)	(55)	(5,460)	(147)
Add: Amortization of acquired intangible assets and software	3,923	6,264	7,846	12,528
Add: Depreciation and other amortization	1,217	1,188	2,355	2,396
EBITDA	$9,796	$26,027	$33,150	$47,975
Add: Broadstream arbitration provision, including related legal fees	6,432	-	7,394	-
Add (subtract): Loss (gain) related to VAT liability not charged to customers	1,152	(2,461)	3,887	(3,958)
Add: Loss of extinguishment of debt	7,312	-	7,312	-
Add: Stock Compensation Expense	2,285	-	2,285	-
Adjusted EBITDA	$26,977	$23,566	$54,028	$44,017

For the three months ended June 30, 2011 and 2010, our EBITDA was $9.8 million and $26.0 million, and $33.2 million and $48.0 million for the six months ended June 30, 2011 and 2010, respectively.  For the three months ended June 30, 2011 and 2010, our adjusted EBITDA was $27.0 million and $23.6 million, and $54.0 million and $44.0 million for the six months ended June 30, 2011 and 2010, respectively. Management derived adjusted EBITDA for the three and six months ended June 30, 2011 and 2010 using the following adjustments.

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

The Broadstream arbitration costs including settlement and related legal fees which the Company originally expensed in 2010 is added back as it is a non-recurring event regarding the Broadstream litigation.  The litigation resulted from certain activities occurring during the Various acquisition.  For further information regarding this litigation and the expense, see “Note 15 - Contingencies” in our consolidated financial statements located elsewhere in this Form 10-Q.

The loss on extinguishment of debt related to the redemption of approximately $39.5 million of debt in conjunction with proceeds received from our IPO in May 2011.  This charge was added back as it was related to our IPO and did not relate to the operating performance of the Company.

Finally, Stock Compensation Expense was added back as it a non-cash item that does not relate to the operating performance of the Company.

Liquidity and Capital Resources

On May 16, 2011, we completed our initial public offering and issued 5,000,000 shares of common stock at a price of $10.00 per share, raising proceeds of approximately $43.5 million, net of underwriting discounts and commisions and estimated offering costs.  Such net proceeds were used to redeem approximately $39.5 million in principal amount of long term debt.

As of June 30, 2011, we had cash of $40.2 million, including restricted cash of $12.2 million.  We generate our cash flows from operations.  For the six months ended June 30, 2011, cash flows generated from operations were $21.2 million. We have no working capital line of credit Our current New First Lien Notes and Cash Pay Second Lien Notes require us to make principal payments equivalent to 75% of Excess Cash Flow, as defined at 102% of principal 35 calendar days after each quarter end. During the six months ended June 30, 2011, principal of such notes was reduced by $24.4 million from excess cash flow. On August 4, 2011 we made an Excess Cash Flow payment which resulted in a principal reduction of $8.4 million and $0.4 million of the New First Lien Notes and Cash Pay Second Lien Notes respectively. Our next Excess Cash Flow payment is scheduled for November 5, 2011.

Liquidity and Capital Resources (Continued)

We also have a payment due to the Broadstream settlement of $5.0 million payable no later than September 29, 2011, and $2.0 million payable no later than January 2, 2012.

Registration Rights

We have agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes. On August 1, 2011, the Company filed a registration statement with the SEC relating to the exchange offer. In addition, we have agreed to file under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  We have agreed to use our reasonable best efforts, subject to applicable law, to cause to become effective a registration statement within 210 calendar days and to consummate an exchange offer within 240 days following the consummation of our IPO on May 16, 2011.  In the event that we fail to satisfy the registration and/or exchange requirements within the prescribed time periods, the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5%.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2011:

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		($in thousands)
Long-term Notes Payable, including current portion:
New First Lien Notes(1)	$243,785	$8,543	$235,242	—	—
Cash Pay Second Lien Notes(1)	11,013	382	10,631	—
Non-Cash Pay Second Lien Notes(1)	250,849	—	250,849	—	—
Sellers Agreements(2)	2,250	1,000	1,250	—	—
Operating Leases(3)	11,851	2,270	6,515	1,202	1,864
Other(4)	5,823	3,318	2,505	—	—
Total(5)	$525,571	$15,513	$506,992	$1,202	$1,864
_____________

(1)
We used the net cash proceeds from our initial public offering of our common stock to repay a portion of the New First Lien Notes and Cash Pay Second Lien Notes pro rata at a redemption price of 110%, plus accrued and unpaid interest.  The First Lien and Cash Pay Second Lien Notes mature on September 30, 2013. The Non-Cash Pay Second Lien Notes mature on April 30, 2014.

(2)	Agreements with the former owners of Various recorded at present value of $2.3 million using discount rate of 15%.
(3)	Represents our minimum rental commitments for non-cancellable operating leases of office space.
(4)
Other commitments and obligations are comprised of contracts with software licensing, communications, computer hosting, and marketing service providers.  These amounts totaled $3.3 million for less than one year and $2.5 million between one and three years.  Contracts with other service providers are for 30 day terms or less.

(5)
Interest expense has been excluded from the Contractual Obligations table above. As of June 30, 2011, the Company had $243.8 million and $11.0 million of New First Lien Notes and Cash Pay Second Lien Notes, respectively, which would result in an annual cash interest expense obligation of $42.6 million before giving effect to required principal reductions from excess cash flow. No cash interest payments are payable in respect of Non-Cash Pay Second Lien Notes.

Off-Balance Sheet Transactions

As of June 30, 2011, we did not have any off-balance sheet arrangements.

Related Party Transactions

There were no material changes to the Company’s related party transactions as discussed in the section “Certain Relationships and Related Party Transactions” in the Company’s IPO Prospectus filed with the Securities and Exchange Commission on May 11, 2011, for the year ended December 31, 2010.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk attributed to interest and foreign currency exchange rates.

Interest Rate Fluctuation Risk

We are not exposed to any interest rate fluctuations.

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange risk is due to our international operations.  As of June 30, 2011, we had a $45.0 million liability for VAT denominated in Euros and $2.5 million of restricted cash denominated in Euros and Pounds held by foreign credit card processors, which represent substantially all of our foreign currency exchange rate exposure.  In addition, revenues derived from international websites are paid in advance primarily with credit cards and are denominated in local currencies.  Substantially all such currencies are converted into U.S. dollars on the dates of the transactions at rates of exchange in effect on such dates and remitted to us and accordingly, is recorded based on the U.S. dollars received by us.  As a result, our foreign currency exchange risk exposure is not material and is limited to the amount of foreign exchange rate changes on any individual day on the portion of our net revenue received in other currencies.  Restricted cash held by foreign credit card processors and VAT liabilities denominated in foreign currencies are converted into U.S. dollars using current exchange rates in effect as of the balance sheet date.  Gains and losses resulting from transactions denominated in foreign currencies are recorded in the statement of operations.  The potential loss resulting from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates is approximately $4.8 million.  We do not utilize any currency hedging strategies.

Inflation Risk

We are subject to the effects of changing prices.  We have, however, generally been able to pass along inflationary increases in our costs by increasing the prices of our products and subscriptions.

ITEM 4:     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 4:     CONTROLS AND PROCEDURES (Continued)

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. We have also adopted a code of ethics for the chairman and chief executive officer and senior financial officers. We will establish a confidential and anonymous reporting process for the receipt of concerns regarding questionable accounting, auditing or other business matters from our employees.  We intend for our General Counsel to assist us in the continued enhancement of our disclosure controls and procedures.  In addition, we intend to put additional personnel and systems in place which we expect will provide us the necessary resources to be able to timely file the required periodic reports with the SEC as a publicly traded company.  We intend for our Chief Financial Officer, Controller and other financial personnel to lead our existing staff in the performance of the required accounting and reporting functions.

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

Item 1.   LEGAL PROCEEDINGS

Our material pending legal proceedings are described in our IPO Final Prospectus dated May 11, 2011, which was filed with the Securities and Exchange Commission on May 11, 2011 (File No. 333-156414).

Item 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in our Final Prospectus filed with the Securities and Exchange Commission on May 11, 2011 pursuant to Rule 424(b).

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2011, the Company issued 5,000,000 shares of common stock at a price of $10.00 per share and completed its IPO.  The Company raised gross proceeds of $50.0 million, less underwriting fees and commissions of 7.25% of the gross proceeds, or $3.6 million, and other offering expenses of $2.9 million incurred since our recent financing, resulting in $43.5 million of net proceeds. The net proceeds were used to pay down the principal amount of the New First Lien Notes and Non-Cash Pay Second Lien Notes on a pro rata basis of 110% of principal. The underwriters had 30 days to exercise their option to issue up to an additional 750,000 shares.

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

By:	/s/ Marc H. Bell
Name:	Marc H. Bell Chief Executive Officer

By:	/s/Ezra Shashoua
Name:	Ezra Shashoua Chief Financial Officer

Date:  August 15, 2011