Form 10-Q/A
period 2011-06-30
FriendFinder Networks Inc.
filed 2011-09-13
CIK 1451951

United States Securities and Exchange Commission Washington, D.C. 20549 FORM 10-Q/A Amendment No. 1
        ☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ________.

Commission File Number
1-34622

FRIENDFINDER NETWORKS INC. (Exact name of registrant as specified in its charter)
________________________
Nevada	13-3750988
(State or other jurisdiction of incorporation)	(I.R.S. Employer
or organization)	Identification No.)

6800 Broken Sound Parkway, Suite 200 Boca Raton, Florida 33487
(Address of registrant's principal executive offices)

(561) 912-7000
(Registrants telephone number, including area code)
________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer;” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)
Larger Accelerated filer ☐                                                  Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 1, 2011, there were 29,631,124 shares of Common Stock, $0.001 par value, issued and outstanding and 32,965 shares of Series B Common Stock $0.001 par value, issued and outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of FriendFinder Networks Inc. (the "Company") for the quarter ended June 30, 2011 filed on August 15, 2011 (the "Form 10-Q") for the sole purpose of furnishing the interactive data files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T and the 30 day grace period for the first quarterly period in which interactive data files are required.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q, as well as the Company's other filings made with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Form 10-Q.

PART II
OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
3.1†
Amended and Restated Articles of Incorporation of FriendFinder Networks Inc. (incorporated by reference to Exhibit 3.4 filed with the Registrant's Registration Statement on Form S-1, as amended (File No.  333-156444), originally filed with the Securities and Exchange Commission on December 23, 2008 (the "Form S-1"))

3.2†	Amended and Restated Bylaws of FriendFinder Networks Inc. (incorporated by reference to Exhibit 3.5 filed with the Form S-1)
10.1*†	Employment Agreement dated March 23, 2011, by and between FriendFinder Networks Inc. and Daniel C. Staton (incorporated by reference to Exhibit 10.3 filed with the Form S-1)
10.2*†	Employment Agreement dated March 23, 2011, by and between FriendFinder Networks Inc. and Marc H. Bell (incorporated by reference to Exhibit 10.4 filed with the Form S-1)
10.3*†	Employment Agreement dated March 14, 2011 by and between FriendFinder Networks Inc. and Anthony Previte (incorporated by reference to Exhibit 10.29 filed with the Form S-1)
31.1†	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Previously filed.
‡	Previously furnished.
*	Management contract or compensatory plan or arrangement.
#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIENDFINDER NETWORKS INC.

By:	/s/ Marc H. Bell
Name: Marc H. Bell
Chief Executive Officer

By:	/s/ Ezra Shashoua
Name: Ezra Shashoua
Chief Financial Officer

Date:  September 13, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.