Form 10-Q
period 2011-09-30
FriendFinder Networks Inc.
filed 2011-11-14
CIK 1451951

United States Securities and Exchange Commission Washington, D.C. 20549 FORM 10-Q
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ ________.

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of November 1, 2011, there were 31,186,679 shares of Common Stock, $0.001 par value, issued and outstanding and 32,965 shares of Series B Common Stock $0.001 par value, issued and outstanding.

FRIENDFINDER NETWORKS INC.
FORM 10-Q REPORT

i

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash	$16,470	$34,585
Restricted cash	11,734	7,385
Accounts receivable, less allowance for doubtful accounts of $2,042 and $2,236, respectively	9,893	9,886
Inventories	793	1,028
Prepaid expenses	5,417	4,534
Deferred tax asset	6,998	5,522
Total current assets	51,305	62,940
Film costs, net	4,162	4,312
Property and equipment, net	7,805	6,666
Goodwill	332,709	326,540
Domain names	56,089	55,890
Trademarks	9,563	9,213
Other intangible assets, net	20,879	29,134
Unamortized debt costs	13,645	22,336
Deferred offering costs	-	13,267
Other assets	2,676	2,519
	$498,833	$532,817
LIABILITIES
Current liabilities:
Current installment of long-term debt, net of unamortized discount of $295 and $744, respectively	$7,976	$15,009
Accounts payable	9,030	9,481
Accrued expenses and other liabilities	71,200	65,420
Deferred revenue	44,285	48,302
Total current liabilities	132,491	138,212
Deferred tax liability	31,870	30,275
Long-term debt, net of unamortized discount of $37,342 and $31,935, respectively	453,449	510,551
Liability related to warrants	-	3,559
Total liabilities	617,810	682,597
Contingencies (Note 16 )

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value — authorized, 22,500,000 shares; issued and outstanding no shares in 2011 and 10,211,556 shares in 2010,
Series A Convertible Preferred Stock, $0.001 per share — authorized 2,500,000 shares; issued and outstanding, 0 in 2011, 1,766,703 shares in 2010 (liquidation preference $21,000)	-	2
Series B Convertible Preferred Stock, $0.001 per share — authorized 10,000,000 shares; issued and outstanding, 0 in 2011, 8,444,853 shares in 2010 (liquidation preference $5,000)	-	8
Common stock, $0.001 par value — authorized 125,000,000 shares in 2011 and 2010
Common stock voting — authorized 112,500,000 shares, issued and outstanding 31,186,679 shares in 2011 and 6,517,746 shares in 2010	31	6
Series B common stock non-voting — authorized 12,500,000 shares; issued and outstanding 32,965 shares in 2011 and 1,839,825 shares in 2010	-	2

Capital in excess of par value	132,551	80,823
Accumulated deficit	(251,559)	(230,621)
Total stockholders’ deficiency	(118,977)	(149,780)
	$498,833	$532,817

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenue
Service	$77,710	$82,076	$234,918	$243,447
Product	5,026	4,587	14,709	14,043
Total	82,736	86,663	249,627	257,490
Cost of revenue
Service	24,267	23,919	68,547	75,568
Product	3,646	3,012	11,259	9,222
Total	27,913	26,931	79,806	84,790
Gross profit	54,823	59,732	169,821	172,700
Operating expenses:
Product development	4,024	3,264	12,080	9,304
Selling and marketing	8,279	7,423	22,679	30,589
General and administrative	22,836	19,904	67,507	60,155
Amortization of acquired intangibles and software	4,060	6,313	11,906	18,793
Depreciation and other amortization	913	1,112	3,268	3,556
Total operating expenses	40,112	38,016	117,440	122,397
Income from operations	14,711	21,716	52,381	50,303
Interest expense	(21,146)	(22,730)	(65,097)	(69,128)
Interest related to VAT liability not charged to customers	(476)	(666)	(1,410)	(1,742)
Foreign exchange gain (loss), principally related to VAT liability not charged to customers	1,432	(4,584)	(1,521)	436
(Loss)/gain on liability related to warrants	–	(57)	391	427
Loss on extinguishment of debt	–	–	(7,312)	–
Other non-operating income (expense) net	1	(31)	(3,912)	5
Loss before income tax (benefit)	(5,478)	(6,352)	(26,480)	(19,699)
Income tax (benefit)	$(82)	$(71)	$(5,542)	$(219)
Net loss	$(5,396)	$(6,281)	$(20,938)	$(19,480)
Net loss per common share — basic and diluted	$(0.18)	$(0.46)	$(1.02)	$(1.42)
Weighted average shares outstanding — basic and diluted	30,330	13,735	20,505	13,735

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

									Capital
									in
									Excess
	Preferred Stock				Common Stock				of	Accum-
	Series A Convertible		Series B Convertible		Voting		Series B Non-Voting		Par	ulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Value	Deficit	Total

Balance at December 31, 2010	1,766,703	$2	8,444,853	$8	6,517,746	$6	1,839,825	$2	$80,823	$(230,621)	$(149,780)
Conversion of Series A convertible preferred stock into common stock at ratio of 1:13 to 1:00	(1,766,703)	(2)			2,000,452	2
Conversion of Series B convertible preferred stock into common stock			(8,444,853)	(8)	8,444,853	8
Exchange of Series B common stock into common stock					1,806,860	2	(1,806,860)	(2)
Exercise of common stock purchase warrants					5,560,672	6			(6)
Issuance of common stock in initial public offering					5,000,000	5			49,995		50,000
Costs related to initial public offering									(19,992)		(19,992)
Beneficial conversion feature on Non-Cash Pay Second Lien Notes recorded in connection with initial public offering net of $5.7 million of related deferred taxes									8,490		8,490
Reclassification of warrant liability due to exercise of stock warrants					174,246				3,168		3,168
Stock option compensation									2,554		2,554
Common stock issued in acquisition of PerfectMatch.com					126,295				500		500
Common stock and warrants issued in acquisition of JigoCity					1,555,555	2			7,019		7,021
Net Loss										(20,938)	(20,938)
Balance at September 30, 2011	0	$0	0	$0	31,186,679	$31	32,965	$0	$132,551	$(251,559)	$(118,977)

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(20,938)	$(19,480)
Adjustment to reconcile net loss to net cash provided by operating activities:
Amortization of acquired intangibles and software	11,906	18,793
Depreciation and other amortization	3,268	3,556
Amortization of film costs	2,141	2,774
Deferred income tax benefit	(5,542)	(219)
Non-cash interest, including amortization of discount and debt costs	35,452	26,337
Provision for doubtful accounts	105	532
Gain on warrant liability	(391)	(427)
Loss on extinguishment of debt	7,312	-
Stock option compensation expense	2,554	-
Other	590	391
Changes in operating assets and liabilities:
Restricted cash	(4,218)	(921)
Accounts receivable	(112)	1,305
Inventories	235	97
Prepaid expenses	(310)	2,842
Film costs	(1,991)	(2,147)
Deferred offering costs	-	(3,258)
Other assets	-	(1,434)
Accounts payable	(1,465)	(3,151)
Accrued expenses and other liabilities	(2,972)	(958)
Deferred revenue	(4,017)	4,045
Net cash provided by operating activities	21,607	28,677
Cash flows from investing activities:
Cash received from escrow in connection with acquisition	-	2,499
Purchases of property and equipment	(4,472)	(2,659)
Cash paid for acquisition	(2,003)	–
Other	(49)	(391)
Net cash (used in) investing activities	(6,524)	(551)
Cash flows from financing activities:
Gross proceeds from sale of common stock voting from initial public offering	50,000	-
Payment of underwriter discount and other offering costs in connection with initial public offering	(6,724)	-
Recovery of debt issuance costs	296	-
Repayment of long-term debt	(76,770)	(21,921)
Net cash (used in) financing activities	(33,198)	(21,921)
Net (decrease) increase in cash	(18,115)	6,205
Cash at beginning of period	34,585	22,600
Cash at end of period	$16,470	$28,805
Supplemental disclosures of cash flow information:
Cash Paid for:
Interest paid	29,030	31,493
Estimated income taxes paid	30	-
Non-Cash Investing and Financing Activities:
Accrued fee in connection with debt restructuring	-	12,436
Recording of beneficial conversion feature on Non-Cash Pay Second Lien Notes in connection with initial public offering, net of $5,660 of related deferred taxes	8,490	-
Deferred offering costs written off to capital in excess of par value	13,267	-
Conversion of Series A and B convertible preferred stock and series B common stock to common stock	12	-
Common Stock and warrants issued and contingent consideration liability in connection with acquisitions	8,000	-

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Description of Business

 FriendFinder Networks Inc. (“FriendFinder”), together with its subsidiaries (hereinafter referred to as the “Company”), is an internet and technology company providing services in the social networking and web-based video sharing markets.  The business consists of creating and operating technology platforms which run several websites throughout the world appealing to users of diverse cultures and interest groups.  The Company is also engaged in entertainment activities consisting of publishing, licensing and studio production and distribution.  The Company publishes PENTHOUSE and other adult-oriented magazines and digests.  Additionally, the Company licenses the PENTHOUSE name for international publication of adult magazines and for use on various products and provides various adult-oriented multimedia entertainment products and services, including content for DVD and pay-per-view programming.

2.           Interim Financial Statements

The consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on the Quarterly Report on Form 10-Q.  The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, which are included in the Company’s Prospectus filed pursuant to Rule 424(b)(4) under the Securities and Exchange Act, as amended (the “Securities Act”) with the SEC on May 11, 2011, which forms part of the registration statement on Form S-1.

The Company’s management is responsible for this interim financial information.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company's financial position as of September 30, 2011 and the results of its operations and cash flows for the three months and nine months ended September 30, 2011 and 2010.  Interim results may not be indicative of the results that may be expected for the year.

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

Subsequent to the acquisition, the Company had been attempting to raise funds through the sale of common stock in an IPO and use the net proceeds to repay its debt which was scheduled to mature in 2010 and 2011.  In February 2010, due to market conditions, the Company suspended the offering.  In July 2010, the maturity date of $46.3 million of outstanding Senior Secured Notes payable by FriendFinder scheduled to mature on July 31, 2010 was extended to January 1, 2011.  On October 27, 2010, the Company completed a debt restructuring which consolidated substantially all of its debt into three tranches with maturities in 2013 and 2014 (see Note 9).

On May 16, 2011, the Company completed its IPO and issued 5,000,000 shares of common stock resulting in $43.5 million of net proceeds.  On May 19, 2011, the Company redeemed $39,541,000 principal amount of long-term notes from the net proceeds of the IPO at 110% of principal (see Notes 11 and 9(b)).

4.           new accounting pronouncements

In December 2010, the Financial Accounting Standards Board issued new authoritative accounting guidance which provides that entities with reporting units with zero or negative carrying amounts are required to determine an implied fair value of goodwill if management concludes that it is more likely than not that a goodwill impairment exists considering any adverse qualitative factors.  For public entities, the new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  The Company adopted this guidance effective January 1, 2011, without impact to its financial statements.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.           new accounting pronouncements (continued)

In September 2011, the Financial Accounting Standards Board issued new authoritative accounting guidance which will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial reporting process.

5.           Fair Value of Financial Instruments

The carrying amounts of cash, receivables and payables approximate their fair values due to the short-term nature of these financial instruments.  The liability related to warrants as of December 31, 2010 was carried at fair value based on unobservable inputs (see Note 10).  As of September 30, 2011, the liability for acquisition related contingent consideration was carried at fair value based on unobservable inputs, (see Note 7). As of September 30, 2011, the carrying value of long-term debt was $461,425,000 compared to its estimated fair value of $473,902,000. As of December 31, 2010, the carrying value of long-term debt was $525,560,000 compared to its estimated fair value of $550,082,000.  The fair value is estimated by discounting the projected cash flows using the estimated rates at which similar amounts of debt could be borrowed at such date and through third party pricing information.

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

Weighted average shares outstanding — basic and diluted is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common Stock	30,012	6,518	16,726	6,518
Series B common stock	33	1,840	942	1,840
Common stock purchase warrants	285	5,377	2,837	5,377
	30,330	13,735	20,505	13,735

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.           Per Share Data (continued)

In computing diluted loss per share, no effect has been given to the common shares issuable at the end of the period upon conversion or exercise of the following anti-dilutive securities that could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Series A Convertible Preferred Stock	-	2,000	-	2,000
Series B Convertible Preferred Stock	-	8,445	-	8,445
Warrants	6,437	502	6,437	502
Convertible Non Cash pay Second Lien Notes	8,311	-	8,311	-
Employee stock options	608	-	608	-
Total common shares issuable	15,356	10,947	15,356	10,947

The Series A and Series B preferred stock were convertible participating securities which were converted into common stock during the three months ended June 30, 2011; however, as there was no contractual obligation for the holders of such shares to share in the losses of the Company, the preferred shares were not included in the computation of basic and diluted net loss per share (see Note 12).

For the three and nine months ended September 30, 2011 the above table includes warrants exercisable into 6,436,851 shares of common stock granted in connection with the acquisition of Jigo City (see note 7). In addition, the table includes 8,310,763 shares of common stock issuable on conversion of Non-Cash Pay Second Lien Notes, and 608,000 shares of common stock underlying outstanding stock options granted under the 2008 Stock Option Plan, as such notes became convertible and the stock options were considered granted for accounting purposes with consummation of the IPO in May 2011.

For the three and nine months ended September 30, 2010, no shares are included in the above table with respect to the conversion of the Subordinated Convertible Notes, as the number of common shares into which the notes are convertible was based upon an IPO price which was not determinable on September 30, 2010.  In addition, no shares are included in the above table with respect to agreements to grant options to acquire 578,250 shares of common stock outstanding at September 30, 2010, under the 2008 Stock Option Plan as, for accounting purposes, the grant date will occur upon consummation of an IPO.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Acquisitions

On July 12, 2011, the Company acquired substantially all the assets of PerfectMatch.com, from Matrima, Inc. for approximately $2,000,000 in cash and 126,295 shares of common stock valued at $500,000 based on the closing price of the Company’s common stock on such date. PerfectMatch.com is an online relationship service helping adults seeking lasting connections. The purchase price was allocated to software ($450,000), customer lists ($369,000) and domain names ($150,000), and the balance to goodwill ($1,531,000). The impact of the acquisition on the Company’s financial statements is not material.

On September 7, 2011, pursuant to a merger agreement, a newly-formed wholly-owned subsidiary of FriendFinder acquired the assets and assumed the liabilities of BDM Global Ventures Limited (“BDM”), a British Virgin Islands ("BVI") limited company formed in July 2010, which, through wholly-owned BVI limited companies and their foreign subsidiaries, owns and operates JigoCity, a global social commerce organization committed to providing members, through a suite of websites, with high quality daily deals that are relevant to their individual lifestyles.  BDM and its subsidiaries are hereafter referred to as JigoCity.  JigoCity provides services in various cities in China and certain countries in the Asia Pacific Region, including Hong Kong, Australia and Taiwan.  The acquisition of JigoCity was made to enable FriendFinder to expand into social commerce and to gain an additional way to monetize its foreign markets through utilization of its user base and website traffic-generated by its affiliate network.

As consideration for JigoCity, FriendFinder issued to the shareholders of JigoCity 1,555,555 shares of FriendFinder's common stock and warrants exercisable for 6,436,851 shares of FriendFinder's common stock.  The warrants, which expire on December 31, 2021, have exercise prices ranging from $5.00 to $18.00 per share of which warrants to acquire approximately 2 million shares have exercise prices between $5.00 and $10.00 per share and warrants to acquire approximately 4.4 million shares have exercise prices between $11.00 and $18.00 per share.  Of the merger consideration, 500,000 shares of FriendFinder common stock are to be held in escrow until December 31, 2012, subject to release on a quarterly basis, to satisfy any potential indemnification claims under the merger agreement.

Concurrently with entering into the merger agreement, FriendFinder entered into an equity put agreement with the former shareholders of JigoCity pursuant to which such shareholders have the option to sell all of their shares of common stock and warrants received as consideration in the merger back to FriendFinder in exchange for the return of 70% of the equity in JigoCity if the volume-weighted average price of FriendFinder's common stock fails to equal or exceed $12.00 per share during any 10 trading day period between the closing date of the merger and the later of June 30, 2014 and the date upon which FriendFinder current indentures are fully discharged, or if an "indenture modification" is made, as defined under the equity put agreement, the later of June 30, 2014 and the date that the indenture modification takes place (the later date hereinafter referred to as the "Vesting Date").  The equity put agreement provides that the put right shall become exercisable at the sole discretion of the shareholders' appointed representative during the period commencing on the Vesting Date and expiring sixty (60) days thereafter. Additionally, pursuant to the equity put agreement, if the shareholders exercise the put right, FriendFinder has a right to pay them in common stock and/or cash, having a combined value as of the later of the above dates equal to the product of (i) 2,209,414 shares of common stock (subject to dilutive adjustment) and (ii) the difference between the highest 10 day volume-weighted average price attained by FriendFinder common stock during such period and $12.00, in which case the put right terminates.

The total acquisition date fair value of the consideration transferred is estimated at $7.5 million, which includes the estimated fair value of acquisition-related contingent consideration which may be paid to JigoCity shareholders if the put option referred to above is exercised by such shareholders.  In addition, legal and other acquisition-related costs of approximately $0.4 million were incurred and charged to general and administrative expense.  The total acquisition date fair value of consideration transferred is estimated as follows:

Common stock	$4,460,000
Warrants	2,560,000
Acquisition related contingent consideration	480,000
$7,500,000

The estimated fair value for the 1,555,555 shares of FriendFinder's common stock issued to JigoCity shareholders was based on $2.87 per share, representing the closing price of the common stock on the NASDAQ Global Market on the date of the acquisition.

The estimated fair value of the warrants to acquire 6,436,851 shares of FriendFinder's common stock issued to JigoCity shareholders was determined based on the Black-Scholes option pricing model using the following valuation inputs:  (a) market price of $2.87 per share, which was the closing price of FriendFinder's common stock on the acquisition date, (b) exercise prices of the warrants ranging from $5.00 to $18.00 per share, (c) contractual term of the warrants of approximately 10 years (d) risk-free interest rate of 2.05% (e) expected volatility of 35% and (f) no dividend yield.  Based on the length of time FriendFinder's shares have been traded, volatility was based on the average of historical and implied volatilities for a period comparable to the contractual term of the warrants of certain individual entities considered to be similar to FriendFinder.  The risk-free interest rate is based on yields on U.S. government securities with a maturity which approximates the contractual term of the warrants.

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The liability was measured as the present value of the put option determined based on estimated future trading prices of FriendFinder's common stock between September 7, 2011 and June 30, 2014 and on the estimated future equity value of JigoCity during such period calculated on multiple scenarios using a Monte Carlo simulation methodology.  The fair value measurement of the acquisition-related contingent consideration is based on unobservable inputs that are supported by little or no market activity and reflect FriendFinder's own assumptions.  Key assumptions include expected volatility in both the value of JigoCity and in FriendFinder’s common stock during the above period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date, will be recognized in earnings until the liability is eliminated or settled.  As of September 30, 2011, there was no significant change in the estimated fair value of the contingent consideration.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Acquisitions (continued)

The acquisition date fair value of consideration transferred (the “purchase price”) was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.

The allocation of fair value shown below is preliminary and subject to adjustment pending completion of valuations.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$752
Identifiable intangible assets	3,336
Goodwill	4,638
Other non-current assets	609
Total assets acquired	9,335

Current liabilities	1,835

Net assets acquired	$7,500

Of the $3.3 million of acquired identifiable intangible assets, $1.5 million was assigned to subscriber relationships, $0.3 million was assigned to vendor relationships, $0.4 million was assigned to trade names and $1.2 million was assigned to developed technology.  Fair value amounts were determined using an income approach for subscriber relationships and trade names, and a cost approach for vendor relationships and developed technology.  Such intangible assets are expected to have estimated useful lives of between 2 and 3 years and a weighted average useful life of approximately 2.5 years.  Goodwill, which is not deductible for tax purposes, was assigned to the internet segment.

The operating results of JigoCity are included in the accompanying consolidated statement of operations from the date of acquisition.  As JigoCity was formed in July 2010 and commenced its operations in the fourth quarter of 2010, the following pro forma financial information presents the combined results of the Company and JigoCity as if the acquisition had occurred as of January 1, 2011, (In thousands, except per share data):

Nine months Ended
September 30, 2011

Net revenue	$250,129

Net loss	(28,936)

Net loss per common share - basic and diluted	(1.31)

Weighted average shares outstanding	22,060

The pro forma results give effect to increased depreciation and amortization to reflect the preliminary purchase price allocation and to the issuance of 1,555,555 shares of Friendfinder's common stock to the former owners of JigoCity.  Such results are not necessarily indicative of what actually would have occurred had the acquisition been made as of such date and is not indicative of future period results.

Revenue and net loss for JigoCity for the period from September 8, 2011 to September 30, 2011, was $184,000 and $611,000, respectively.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Acquisitions (continued)

Operations of JigoCity's foreign subsidiaries are conducted in local currencies which represents their functional currencies.  Balance sheet accounts of such subsidiaries are translated from foreign currencies into U.S. dollars at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average rate of exchange prevailing during the period.  Translation adjustments resulting from this process, which were not significant at September 30, 2011, will be included in accumulated other comprehensive income on the consolidated balance sheet.

8.           VAT Liabilities

Effective July 1, 2003, as a result of a change in the law in the European Union, Various Inc. was required to collect VAT from customers in connection with their use of internet services in the European Union provided by Various and remit the VAT to the taxing authorities in the various European Union countries.  As Various did not separately charge its customers for, or remit, the VAT, a liability has been recorded at the date of acquisition to reflect the estimated VAT which should have been collected and remitted on Various’ revenue derived from the various European Union countries since July 1, 2003 or other local implementation date.  In addition, a liability has been recorded at the date of acquisition for interest and penalties related to the unremitted VAT and failure to file tax returns.  Effective July 2008, the Company registered with the European Union and on July 29, 2008 began separately charging VAT to its customers.  The aggregate liability included in accrued expenses and other liabilities, which is denominated in Euros, amounted to $42,842,000 and $42,235,000 at September 30, 2011 and December 31, 2010, respectively, and includes VAT ($21,667,000 and $22,740,000), interest ($12,784,000 and $11,334,000) and penalties ($8,390,000 and $8,161,000).  The consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 respectively, include foreign currency transaction gain (loss) of $1,432,000 and  $(1,521,000) and $(4,584,0000) and $436,000 related to the liability, respectively, and interest related to VAT of $476,000, $1,410,000 and $666,000 and $1,742,000, respectively.  As of September 30, 2011 the Company has reached settlement with the taxing authority of certain European Union countries related to VAT for periods prior to July 1, 2008 and has not yet reached settlement or has reached partial settlement, with the taxing authority in the following European Union countries: Cyprus, Germany, Italy, Luxembourg, Netherlands, Portugal and Sweden.  The liability as of September 30, 2011 includes $19,249,000 of VAT liability for countries that we have reached settlements with, including a gain of $9,359,000  which we are deferring until we have completed all the terms and conditions of each country’s settlements. Settlements have not been reached for the $21,035,000 balance of the VAT liability. In addition, the Company has $2,558,000 in VAT liability related to current VAT charged to customers. On October 8, 2009, the Company agreed that if the costs of eliminating the pre-acquisition VAT liabilities are less than $29 million, then the principal of the Subordinated Convertible Notes issued to the former owners of Various would be increased for the unused portion of the $29 million plus interest on such difference.  Gain on settlement of VAT liabilities will be recognized upon the Company satisfying the conditions of the settlement and to the extent the aggregate carrying amount of settled VAT liabilities exceeds the agreed settlement amounts and the then potential maximum increase in the principal of the Subordinated Convertible Notes.  In October 2010, the Subordinated Convertible Notes were exchanged for Non-Cash Pay Second Lien Notes and in connection therewith, the Company agreed that the principal increase would apply to the Non-Cash Pay Second Lien Notes. Various has been notified that the German tax authorities and the Office of the District Attorney in Bonn have been investigating Various’ former Chief Executive Officer for alleged intentional evasion of VAT on revenue collected from customers located in Germany commencing in 2003.  Various negotiated a settlement with the German authorities to drop criminal charges against a current officer by payment of approximately $2.6 million which represents a portion of the total amount of the uncollected German VAT liability.  The settlement was paid in six equal monthly installments of approximately $430,000 commencing on April 1, 2009.  In connection with the settlement the Company paid a fine of €25,000 to a charitable organization.  On April 18, 2008, a court in Germany granted authorities a search and seizure order that allowed them to seize documents from Various’ office located in Germany in order to determine the amount of revenue subject to VAT.  The German tax authority has attempted unsuccessfully to freeze assets in bank accounts maintained by subsidiaries of Various in Germany, but did freeze assets in the amount of €610,343 held by Various’ credit card processor located in the Netherlands to secure the VAT estimated by the revenue tax authorities to be due from Various from revenue from internet websites in Germany.  At September 30, 2011 and December 31, 2010, the frozen Euros included in restricted cash approximated $830,000 and $818,000, respectively.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2011		December 31, 2010
	Principal	Unamortized Discount	Principal	Unamortized Discount
Debt issued by FriendFinder and INI on October 27, 2010(a)
14% New First Lien Notes due 2013 (b)(e)	$235,332	$6,484	$305,000	$10,974
14% Cash Pay Second Lien Notes due 2013 (c)(e)	10,631	159	13,778	262
11.5% Non-Cash Pay Second Lien Notes, due 2014 (d)(e)	250,849	30,755	237,211	20,986
Other (f)	2,250	239	2,250	457
	$499,062	$37,637	$558,239	$32,679
Less: unamortized discount	(37,637)		(32,679)
Less: current installment of long-term debt, net of unamortized discount $295 and $744, respectively	(7,976)		(15,009)
	$453,449		$510,551

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

9.           long-term Debt (continued)

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

(b)
The New First Lien Notes, approximately $77,158,000 principal amount of which are held by a more than 10% stockholder at September 30, 2011, were issued with an original issue discount of $6,100,000, or 2.0%.  The notes mature on September 30, 2013 and accrue interest at a rate per annum equal to 14.0%.  Interest on the notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.  Principal on the New First Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal, subject to the pro-rata sharing with the Cash Pay Second Lien Notes.  Principal of $23.4 million was paid on the New First Lien Notes from excess cash flow in the quarters prior to our IPO in May 2011, of which $14.1 million was paid in the quarter ended March 31, 2011 and $9.3 million was paid in May 2011.  An additional $8.5 and $6.9 million of principal was redeemed in August and November 2011 with excess cash flow for the quarters ended June 30, and September 30, 2011 respectively.  The New First Lien Notes are guaranteed by domestic subsidiaries of FriendFinder and INI and are collateralized by a first-priority lien on all of the Company’s assets as well as a pledge of stock of subsidiaries.  The New First Lien Notes are redeemable prior to maturity at the option of the Company, in whole but not in part, at 110% of principal, plus accrued and unpaid interest.  Noteholders have the option of requiring the Company to repay the New First Lien Notes and Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal.  The Company shall also repay the New First Lien Notes and, in certain circumstances, the Cash Pay Second Lien Notes, with proceeds received from any debt or equity financing (including a secondary offering) and asset sales of more than $25 million at 110% of principal, and with proceeds from other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions.

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

9.           long-term Debt (continued)

(c)
The Cash Pay Second Lien Notes, all of which were issued to entities controlled by stockholders who are also officers and directors, were issued with an original issue discount of $276,000, or 2%, mature on September 30, 2013 and have identical terms to those of the New First Lien Notes, except as to matters regarding collateral, subordination, enforcement and voting.

Principal of $1.1 million was paid on the Cash Pay Second Lien Notes from excess cash flow in the quarters prior to our IPO in May 2011, of which $0.6 million was paid in the quarter ended March 31, 2011 and $0.5 million was paid in May 2011.  An additional $0.4 and $0.03 million of principal was redeemed in August and November 2011 with excess cash flow from the quarters ended June and September 2011.  The Cash Pay Second Lien Notes are collateralized by a fully subordinated second lien on substantially all of the assets of the Company, pari passu with the Non-Cash Pay Second Lien Notes, and will vote with the New First Lien Notes on a dollar for dollar basis on all matters except for matters relating to collateral, liens and enforcement of rights and remedies.  As to such matters, the Cash Pay Second Lien Notes will vote with the Non-Cash Pay Second Lien Notes.

(d)
The Non-Cash Pay Second Lien Notes, approximately $167,279,000 principal amount of which are held by more than 10% stockholders and affiliates, including $1,869,000 to entities controlled by certain officers and directors at September 30, 2011, mature on April 30, 2014 and bear interest at 11.5%, payable semi-annually on June 30 and December 31, which may be paid in additional notes at the Company’s option.  While the New First Lien Notes are in place, interest must be paid with additional notes.  During 2010 and 2011, interest amounting to $4,752,000 and $13,640,000, respectively, was paid through the issuance of additional Non-Cash Pay Second Lien Notes.  The Non-Cash Pay Second Lien Notes are guaranteed by the domestic subsidiaries of FriendFinder and INI and collateralized by a second priority lien on all of the Company’s assets and a pledge of the stock of subsidiaries; however, such security interest is subordinate to the prior payment of the New First Lien Notes.  The Non-Cash Pay Second Lien Notes are redeemable, at the option of the Company, in whole but not in part, at 100% of principal plus accrued and unpaid interest.  Upon the payment in full of the New First Lien Notes, principal on the Non-Cash Pay Second Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal subject to pro-rata sharing with the Cash Pay Second Lien Notes.  Upon an IPO, if the New First Lien Notes are paid in full, the net proceeds must be used to redeem the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis at 110% of principal plus accrued and unpaid interest.  In addition, noteholders have the option of requiring the Company to repay the Non-Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal plus accrued and unpaid interest.  If the New First Lien Notes are paid in full, the Company shall repay the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis with proceeds received from any debt or equity financing (including a secondary offering), and asset sales of more than $25 million at 110% of principal plus accrued and unpaid interest and with proceeds of other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions. As a result of the consummation of the IPO in May 2011, the Non-Cash Pay Second Lien Notes became convertible into 8,310,763 shares of common stock at an IPO price of $10.00 per share.  As a result thereof, a beneficial conversion feature of $14,150,000 related to the Non-Cash Pay Second Lien Notes was recognized and recorded as a discount on the notes with a corresponding increase to additional paid-in capital.  In addition, a related deferred tax liability of approximately $5.7 million resulting from the difference between the carrying value of the notes and their tax basis attributable to recording the note discount was recognized with a corresponding reduction to additional paid-in capital.  The beneficial conversion feature was measured based on the difference, on the deemed issuance date of the notes, between (a) the adjusted conversion price of the notes, calculated based on the fair value of the notes (which was less than stated principal) and (b) the estimated fair value of the Company’s common stock, multiplied by the 8,310,763 shares obtainable on conversion.

As described in Note 8, if the costs of eliminating the pre-acquisition VAT liabilities is less than $29 million, exclusive of costs paid from an escrow fund which was set up in connection with the acquisition, then the principal amount of the Non-Cash Pay Second Lien Notes will be increased by the issuance of additional such notes for the unused portion of the $29 million, plus interest at 6% on the increased principal from the date of acquisition.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           long-term Debt (continued)

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

As described above, the new First Lien Notes, the Cash Pay Second Lien Notes and the Non-Cash Pay Second Lien Notes were co-issued by FriendFinder and its wholly-owned subsidiary INI and guaranteed by their domestic subsidiaries. FriendFinder and INI are holding companies and have no independent assets or operations. The subsidiary guarantees are full and unconditional and joint and several and any subsidiaries of FriendFinder other than the subsidiary guarantors are minor.

The Company had agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes.  In addition, the Company has agreed to file, under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  On August 1, 2011, the company filed a registration statement on Form S-4 with the SEC relating to the exchange offer.  In October, 2011, due to interpretations of applicable laws and regulations from the staff of the SEC which did not allow an exchange offer for the above referenced notes, the Company withdrew its exchange offer.  On October 17, 2011, the Company filed a registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  The Company has agreed under the indentures governing the above referenced notes to use its reasonable best efforts, subject to applicable law, to (i) cause such registration statement to become effective 75 days after the filing date and (ii) keep the registration statement continuously effective until the earlier to occur of (A) the third anniversary of the issue date of the respective notes and (B) such time as there are no notes outstanding.   In the event that the Company fails to satisfy the registration requirements within the prescribed time periods, the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5%.

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

Principal of long-term debt outstanding at September 30, 2011, matures as follows (in thousands):

Twelve months ending September 30,
2012	$8,271
2013	239,942
2014	250,849
Total	$499,062

As described above, principal payments on the New First Lien Notes and Cash Pay Second Lien Notes may be accelerated depending on the excess cash flows of the Company.  On November 4, 2011 the Company repaid an aggregate of approximately $7.3 million of principal on the New First Lien Notes and Cash Pay Second Lien Notes under such excess cash flow repayment calculation related to excess cash flow generated in the quarter ended September 30, 2011, which principal amounts are reflected in the 2012 maturities in the above table.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.           Liability related to warrants

In conjunction with its August 2005 issuance of Senior Secured Notes, the Company issued warrants to purchase 501,663 shares of the Company’s common stock (of which 476,573 were exercisable at $6.20 per share and 25,090 were exercisable at $10.25 per share) that contained a provision that required a reduction of the exercise price if certain equity events occur.  Under the provisions of authoritative accounting guidance which became effective for the Company at January 1, 2009, such a reset provision no longer makes the warrants eligible for equity classification and as such, effective January 1, 2009, the Company classified these warrants as a liability measured at fair value with changes in fair value reflected in operations.  In connection therewith, the statement of operations for the nine months ended September 30, 2011, and the three and nine months ended September 30, 2010 reflects a gain/(loss) of $272,000, ($57,000) and $427,000, respectively.

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

11.          Capital Stock

On May 16, 2011, the Company issued 5,000,000 shares of common stock at a price of $10.00 per share and completed its IPO.  The Company raised gross proceeds of $50.0 million, less underwriting fees and commissions of 7.25% of the gross proceeds, or $3.6 million, and incurred other offering expenses of $2.9 million to be paid from the proceeds of the offering, resulting in $43.5 million of net proceeds.  In addition, the Company had incurred and paid as of December 31, 2010, $13.3 million of offering costs, which are included in deferred offering costs in the accompanying balance sheet at December 31, 2010.  In connection with the completion of the IPO, all offering costs were charged to capital in excess of par value.

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

On July 12, 2011 in connection with the acquisition of PerfectMatch.com the Company issued consideration of 126,925 shares of common stock (see Note 7).

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	Capital Stock (continued)

On September 7, 2011, in connection with the acquisition of JigoCity the Company issued 1,555,555 shares of common stock and warrants exercisable into 6,436,851shares of common stock. (See Note 7)

12.	Warrants

As of September 30, 2011, outstanding warrants to purchase voting common stock of the Company are as follows:

Expiration Date(1)	Exercise Price	Number of Shares	Number of Shares as Adjusted Based on IPO(2) (3)	Number of Shares Issued on Exercise	Shares Issuable
August 2015	$6.20	476,573	457,843	457,843	-
August 2015	$10.25	25,090	24,104	24,104	-
August 2015	$0.0002	243,287	233,726	204,135	29,591
August 2016	$0.0002	441,474	424,120	370,427	53,693
December 2017	$0.0002	4,692,996	5,188,509	4,986,172,	202,337
December 2021 (4)	$5.00-18.00	6,436,851	-	-	6,436,851
		12,316,271	6,328,302	6,042,681	6,722,472

(1)
Except for warrants to purchase 1,373,859 shares of common stock at $0.0002 per share, which were amended on October 8, 2009, all outstanding warrants would have terminated if not exercised concurrently with the consummation of the IPO.

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

(4)	Warrants were issued in connection with the acquisition of JigoCity. (see Note 7)

Concurrently with the consummation of the IPO on May 16, 2011, 5,734,918 common shares were issued on exercise of 6,018,577 warrants and warrants to acquire 24,104 common shares at $10.25 per share were terminated. In addition as of September 30, 2011, warrants to purchase 285,621 shares of common stock at $0.0002 per share, which expire in December 2017, remained outstanding.

13.	Stock Compensation Expense

On April 3, 2008, the Company’s Board of Directors adopted the 2008 Stock Option Plan (the “Plan”), which was amended and restated and approved by our stockholders on February 1, 2010.  The maximum number of shares for which stock options may be granted under the Plan is 1,343,997 shares, subject to adjustment.  Stock options may be issued to employees, directors and consultants, selected by the compensation committee of the Board of Directors.  Under the terms of the Plan, the options granted will expire no later than 10 years from the date of grant and will vest 20% on the first anniversary of the grant date and 20% on each succeeding four anniversaries of the grant date, provided, however, that an optionee may exercise the vested portion of a stock option only after that date which is 18 months after the date of the Company’s IPO on May 16, 2011.  The exercise price of an option shall be the closing price of the common stock on a national securities exchange on the date immediately preceding the date of grant.  The exercise price per share of any stock option agreement issued prior to May 16, 2011 was set at $10.00 per share, representing the price per share that the Company’s common stock was sold to the public pursuant to the IPO on May 16, 2011.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	Stock Compensation Expense (continued)

From adoption through December 31, 2010 and the nine months ended September 30, 2011, the Company issued agreements to grant options to purchase a total of 777,500 and 3,000 shares of the Company’s common stock, respectively to employees, non-employee directors as well as to one board advisor under the Plan.  In addition, through December 31, 2010, and the nine months ended September 30, 2011, options for 225,500 and 22,000 shares, respectively, under such agreements were deemed forfeited.  On July 7, 2008, the board of directors authorized the execution of agreements covering the grant of options to each of the two former owners of Various at the consummation of an IPO to each purchase 37,500 shares of our common stock pursuant to our 2008 Stock Option Plan.  These options were issued in May, 2011.  The exercise price of these options was the share price offered to the public at the time of the Company’s IPO.

Upon the successful completion of the IPO on May 16, 2011, compensation cost was accrued for each vesting tranche over the requisite service period commencing on the date the options were granted and ending on the later of the vesting date or 18 months after the date of the IPO.  Accordingly, in the quarter ended June 30, 2011, a cumulative adjustment of approximately $2 million was made to record compensation cost which accrued prior to May 16, 2011, based on the fair value of the options on the IPO date. From the IPO date to June 30, 2011 and the three months ended September 30, 2011, additional compensation cost was recorded of $311,000 and $269,000, respectively.

As of September 30, 2011, there were outstanding options to acquire 608,000 common shares under the Plan having a weighted average remaining contractual life of 6.5 years with a weighted average grant date fair value of $8.38.  Of such options, 351,300 were vested and none were exercisable.  Outstanding stock options had no intrinsic value as of September 30, 2011.  As of September 30, 2011 there was approximately $350,000 of unrecognized compensation cost related to outstanding stock options which will be recognized over a weighted average period of 2.3 years.

14.	Income Taxes

The income tax (benefit) expense computed based on the Company’s estimated annual effective tax rate, except for the discrete tax benefit described below, consists of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Current:
Federal	$-	$24	$-	$73
State	-	92	-	285
	$-	$116	$-	$358
Deferred:
Federal	$(71)	$(174)	$(4,849)	$(505)
State	(11)	(13)	(693)	(72)
	(82)	(187)	(5,542)	(577)
Total tax (benefit)	$(82)	$(71)	$(5,542)	$(219)

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The tax benefit in the nine month period ended September 30, 2011, relates to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital in the nine month period ended September 30, 2011 (see Note 9(c)).  Of such benefit, $4.9 million, which relates to the reversal in future years of debt discount arising from the beneficial conversion feature, has been recognized as a discrete event in the nine month period.  The remaining benefit of $0.8 million resulting from the reduction in the valuation allowance which relates to the reversal of debt discount in the current year, is being accounted for as an adjustment to the estimated annual effective tax rate and is being allocated to the interim periods in 2011.  As the Company anticipates that its net deferred tax assets at December 31, 2011 will be fully offset by a valuation allowance, no additional tax benefit has been recognized for the three and nine months ended September 30, 2011.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	Income Taxes

The tax benefit recognized for the three and nine months ended September 30, 2010 was limited based on the Company anticipating that its net deferred tax assets at December 31, 2010 would be offset by a valuation allowance.

15.	Segment Information

The Company’s reportable segments consist of Internet and Entertainment.  For the three and nine months ended September 30, 2011 and 2010, respectively, the Entertainment Segment recorded revenue of $0, and $47,000, and $152,000 and $561,000, respectively, from advertising services provided to the Internet segment.  Certain corporate expenses and interest expense are not allocated to segments.  Segment assets include intangible, fixed, and all others identified with each segment.  Unallocated corporate assets consist primarily of cash, certain prepaid items related to indebtedness and deferred tax assets not assigned to one of the segments.

Information for the Company’s segments is as follows (in thousands):
	September 30, 2011	December 31, 2010
Assets:
Internet	$475,461	$506,297
Entertainment	19,115	17,739
Unallocated corporate	4,257	8,781
Total	$498,833	$532,817

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue from external customers:
Internet	$77,147	$81,447	$233,319	$241,476
Entertainment	5,589	5,216	16,308	16,014
Total	$82,736	$86,663	$249,627	$257,490

Income from operations:
Internet	$16,926	$22,261	$59,619	$52,149
Entertainment	(183)	645	(227)	2,234
Total segment income	$16,743	$22,906	$59,392	$54,383
Unallocated corporate	(2,032)	(1,190)	(7,011)	(4,080)
Total	$14,711	$21,716	$52,381	$50,303

For the three and nine months ended September 30, 2011 and 2010, included in income from operations are amortization of acquired intangibles and software of $4,060,000 and $11,906,000 and $6,313,000 and $18,793,000, respectively, and depreciation and other amortization of $913,000 and $3,268,000 and $1,112,000 and $3,556,000 respectively, all of which were incurred by the Internet segment.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	Segment Information

Net revenues by service and product are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Internet:
Subscription based service	$56,290	$61,718	$172,511	$185,099
Pay by usage service	20,708	19,655	60,660	56,280
Social Commerce	146	–	146	–
Advertising	2	73	2	97
	77,146	81,446	233,319	241,476

Entertainment
Magazine	2,396	2,340	7,439	8,261
Video entertainment	2,630	2,247	7,223	5,782
Licensing	564	630	1,646	1,971
	5,590	5,217	16,308	16,014
Total revenue	$82,736	$86,663	$249,627	$257,490

The Company derives revenue from international websites and other foreign sources.  Revenues by geographical area based on where the customer is located or the subscription originates are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue:
United States	$47,201	$49,930	$136,874	$139,412
Europe	26,261	29,849	70,538	79,945
Canada	5,183	4,961	14,042	13,309
Other	4,091	1,923	28,173	24,824
Total	$82,736	$86,663	$249,627	$257,490

Principally all long-lived assets are located in the United States.

16.	Contingencies

(a)
On December 28, 2007, Broadstream Capital Partners, Inc. (“Broadstream”) filed a lawsuit against the Company in the State Superior Court of California, County of Los Angeles, Central District, and the Company subsequently removed the case to the Federal District Court for the Central District of California.  The complaint alleged breach of contract, breach of covenant of good faith and fair dealing, breach of fiduciary duty and constructive fraud arising out of a document titled “Non-Disclosure Agreement.” The complaint alleged, among other things, that Broadstream entered into a Non-Disclosure Agreement with the Company that required Broadstream’s prior written consent for the Company to knowingly acquire Various or any of its subsidiaries and that such consent was not obtained.  On April 7, 2008, Broadstream filed its First Amended Complaint, which added a new cause of action for intentional interference with prospective economic advantage.  On February 20, 2009, Broadstream filed its Third Amended Complaint, which dismissed the allegations of breach of fiduciary duty and constructive fraud.  The complaint sought damages which plaintiff alleges to be in excess of $20 million, plus interest, costs and punitive damages.  Broadstream later asserted up to $557 million in damages plus punitive damages.  On July 20, 2009, the Company entered into an agreement with Broadstream under which, without admitting liability, the Company agreed to pay Broadstream $3.0 million in $1.0 million installments due no later than July 2009, January 2010 and July 2010.  Such payments were timely made.  The agreement provided that upon the earlier of twelve months after the Company has securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, or eighteen months after the effective date of the agreement, but not later than twelve months following such earlier date, Broadstream had to choose either to (i) refile its complaint in Federal District Court provided that it first repay the Company the $3.0 million or (ii) demand arbitration.  If Broadstream elected arbitration, the parties agreed that there would be an arbitration award to Broadstream of at least $10.0 million but not more than $47.0 million.  Giving consideration of the limitation of the arbitration award in relation to damages sought in litigation, management had not concluded that it was probable that Broadstream would demand arbitration.  Accordingly, no loss had been provided for as a result of entering into the agreement.  In the event that Broadstream elected arbitration, at such time the Company would recognize a loss in connection with the matter of $13.0 million to $50.0 million.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	Contingencies (continued)

In December 2010, Broadstream elected arbitration.  Accordingly, at December 31, 2010 the Company recognized a loss in connection with the matter of $13.0 million and recorded a liability to Broadstream of $10.0 million (included in accrued expenses and other liabilities).  In the event that the liability exceeded $15.0 million (exclusive of $3.0 million the Company already paid to Broadstream), it would constitute an event of default under the agreements governing the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.

On July 6, 2011, the Company entered into a settlement agreement with Broadstream pursuant to which the arbitration and related litigation and all claims asserted therein were agreed to be dismissed and the Company agreed to pay Broadstream $15 million of which $8 million was paid on July 13, 2011, $5 million was paid in September 2011 and $2 million is payable no later than January 2, 2012.  As a result of the settlement, the Company recognized an additional loss of $5 million (included in other non-operating expense) in the quarter ended June 30, 2011.

(b)
On December 23, 2005, Robert Guccione, our former president, filed an action against the Company and some of its officers, among other defendants, in New York State Court for breach of contract, fraud, unjust enrichment, promissory estoppel, failure to pay severance and conspiracy to defraud.  The amount of damages requested in the complaint against the Company is approximately $9.0 million and against the officers is in excess of $10.0 million.  Some of the counts in the complaint also demand an unspecified amount of damages.  Guccione filed an amended complaint on June 5, 2007 to include additional claims relating to ownership of certain United Kingdom, Jersey and Guernsey trademarks and added as a party Penthouse Publications Limited, an entity with no current affiliation with the Company, as party plaintiff.  Guccione agreed to dismiss the count for conspiracy to defraud only.  Guccione filed a Second Amended Complaint on December 14, 2007 adding General Media International, Inc.  (an entity with no current affiliation with the Company) as party plaintiff and a new claim for inducement to breach of contract.  The Company filed its motion to dismiss the Second Amended Complaint on January 31, 2008, which was granted in part and denied in part.  The court dismissed the claims for unjust enrichment and promissory estoppel.  The Company filed its Answer and Affirmative Defenses to the Second Amended Complaint on June 25, 2009.  On August 14, 2008, Guccione filed a voluntary petition for Chapter 7 Bankruptcy.  Guccione filed a dismissal of the bankruptcy proceedings on November 4, 2009.  The Court dismissed the bankruptcy action on November 9, 2009.  The settlement agreement between Guccione and his judgment creditors assigns all rights to the New York state court action to his judgment creditors.  On January 8, 2010, the Company filed an Amended Answer with counterclaims against Guccione and Penthouse Publications Limited for conversion, breach of fiduciary duty, declaratory relief and indemnification.  No specific amount of damages has been requested in the counterclaims.  On January 27, 2010, Plaintiffs filed a Reply to the Company’s counterclaims.  In January and February 2010, certain defendants filed Answers to Plaintiffs’ Second Amended Complaint with cross-claims against the Company for contribution and indemnification.  No specific amount of damages has been requested.  In February and March 2010, the Company filed its Answer and Affirmative Defenses to the cross-claims.  On October 20, 2010, Guccione passed away.  As such, the case is stayed pending substitution of his estate as a party.  On November 1,2011, the Court substituted the personal representative of the Estate of Robert Guccione as the Plaintiff in this matter and set a status conference for November 14, 2011. The Company believes it has meritorious defenses to all claims and intends to vigorously defend the lawsuit.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	Contingencies (continued)

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

(d)
On November 28, 2006, Antor Media Corporation (“Antor”) filed a complaint against FriendFinder, its subsidiary, General Media Communications, Inc. (“GMCI”), and several non-affiliate media/entertainment defendants in the U.S. District Court for the Eastern District of Texas, Texarkana Division, for infringement of a Patent titled “Method and Apparatus for Transmitting Information Recorded on Information Storage Means from a Central Server to Subscribers via a High Data Rate Digital Telecommunications Network.”  No specific amount of damages has been requested.  Injunctive relief is also sought.  The Company and its subsidiary filed an Answer, Affirmative Defenses and Counterclaims.  The United States Patent and Trademark Office (“USPTO”) issued a non-final office action rejecting Antor’s patent claims.  Antor filed a response to the office action which added 83 new claims to the original 29 rejected claims.  In August 2008, the USPTO issued its final office action sustaining its rejection of the original 29 claims and rejecting the 83 new claims.  Antor filed its Petition to Vacate Finality of Office Action on the grounds it introduced new grounds for the rejection.  Based on the final office action, the Company, GMCI and all other defendants filed an expedited motion to stay the case.  In December 2008, pursuant to an order granting a re-examination proceeding, the USPTO issued a non-final office action again rejecting the original 29 claims and the new 83 claims.  In February 2009, Antor filed a response in which it agreed to cancel the 83 new claims previously proposed.  On May 11, 2009, the Court entered an Order granting Defendants’ Motion to Stay as modified.  On May 22, 2009, the defendant accepted the terms of the Court’s proposed Stipulation regarding the use of prior art at trial and filed their Stipulation.  On June 5, 2009, the USPTO issued a Final Office Action rejecting all of the Plaintiff’s claims.  Plaintiff filed an appeal on July 7, 2009 and an appellate brief on October 8, 2009.  On February 18, 2010, the USPTO filed an answer brief.  On October 21, 2010, the USPTO Board of Patent Appeals entered an order affirming the rejection of Antor’s claims.  On December 21, 2010, Antor filed a request for rehearing which was denied in March 2011.  On May 23, 2011, Antor filed its notice of appeal. On September 28, 2011, Antor filed its appeal brief. The case will remain stayed pending the appeal.

(e)
Effective July 1, 2008, Various registered in the European Union and on July 29, 2008, began separately charging VAT to its customers.  For periods prior thereto, Various recorded a liability for VAT and related interest and penalties in connection with revenue from internet services derived from its customers in the various European Union countries.  Various reduced its VAT liability for periods prior to July 1, 2008 in the countries where the liability was either paid in full or payments were made pursuant to settlement and payment plans or where determinations were made that payments were not due.  Various continues to negotiate settlements of the liabilities or challenge the liability related to VAT for periods prior to July 1, 2008 (see Note 8).

(f)
On May 19, 2009, representatives for Summit Trading Limited (“Summit”) sent a letter to the Company’s outside legal counsel, alleging that the Company, Interactive Brand Development, Inc., (an owner of the Company’s Series B Common Stock) and entities affiliated with two of the Company’s principal stockholders defrauded Summit of financial compensation for services provided to the Company’s predecessor entity, General Media, Inc.  Among the claims, Summit asserted bad faith, breach of contract and fraud by the Company’s management and the Company, and claimed that it is owed an equity interest in the Company, as well as compensatory, punitive and exemplary damages in excess of $500 million. Management believes that the allegations stated in the letter are vague and lack factual basis and merit.  Summit has not taken any legal action against the Company.  Should Summit take legal action, the Company would vigorously defend the lawsuit.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.           Contingencies (continued)

(g)
On November 16, 2010, Patent Harbor, LLC filed a Complaint for patent infringement against, among others, Penthouse Digital Media Productions Inc. (PDMP), in the United States District Court for the Eastern District of Texas.  The Complaint alleges an infringement of a U.S.  Patent titled “Apparatus and Method for Assembling Content Addressable Video” (“Licensed Patent”).  No specific amount of damages has been requested.  However, on November 16, 2010, the Company received a settlement demand from plaintiff in the amount of $800,000.  Plaintiff later lowered its demand to $500,000 and on July 11, 2011, the Company received a settlement demand from Plaintiff in the amount of $82,500.  On January 28, 2011, the Company filed an Answer, Affirmative Defenses and Counterclaims.  On February 25, 2011, Plaintiff filed its Answer to the Counterclaims.  On July 27, 2011, the Company filed its Amended Answer, Affirmative Defenses and Amended Counterclaims.  On August 10, 2011, Plaintiffs filed its Answer to the Amended Counterclaim.  On November 3, 2011, the parties entered into a settlement agreement whereby the Company agreed to pay Patent Harbor, LLC a total of $80,000 in three payments. The first payment will be made on or before November 15, 2011 in the amount of $40,000, the second payment will be made on or before December 15, 2011 in the amount of $20,000 and the third and final payment will be made on or before January 17, 2012 in the amount of $20,000. In exchange for the payment, the litigation will be dismissed and the Company will receive a license from Patent Harbor, LLC for use of the Licensed Patent.

(h)
On April 13, 2011, Facebook, Inc., or Facebook, filed a complaint against FriendFinder and certain of its subsidiaries in the U.S. District Court for the Northern District of California, alleging trademark infringement with regard to the use of the terms “facebook of sex” and Facebook’s use of the “FRIENDFINDER” mark.  The Complaint contains causes of action for: trademark dilution, false designation of origin, trademark infringement, violation of the Anti-Cybersquating Consumer Protection Act, and for unfair competition.  The Complaint also seeks a declaratory judgment that Facebook’s use of “friend finder” is a descriptive fair use that does not infringe Various’ trademark rights in the “FRIENDFINDER” mark.  No specific amount of damages has been sought.  However, the Complaint requests monetary relief, injunctive relief, punitive damages, cancellation of the “FRIENDFINDER” marks, attorneys’ fees, other equitable relief, and costs amongst other things.  On May 23, 2011, the Company, and its subsidiaries, filed their Answer, Affirmative Defenses and Counterclaims to the Complaint.  On June 16, 2011, Facebook filed its Answer and Affirmative Defenses to the Counterclaims. The Company believes that it has meritorious defenses to the claims asserted and intends to vigorously defend this lawsuit and prosecute the Counterclaims against Facebook. A settlement conference was held on November 4, 2011. The parties are currently in the process of negotiating a final settlement agreement. On November 7, 2011, the Court approved the Joint Stipulation for Stay and all deadlines in the litigation are stayed pending the negotiation of the final settlement agreement.  Any payment made by the Company as a result of the settlement agreement is not expected to be material.

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

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	Contingencies (continued)

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

Overview

We are a leading internet and technology company providing services in the rapidly expanding markets of social networking and web-based video sharing.  Our business consists of creating and operating technology platforms which run several of the most heavily visited websites in the world.  Through our extensive network of more than 44,000 websites, since our inception, we have built a base of more than 484 million registrants and more than 320 million members in more than 200 countries.  We are able to create and maintain, in a cost-effective manner, websites intended to appeal to users of diverse cultures and interest groups.  In December 2010, we had more than 196 million unique visitors to our network of websites, according to comScore.  We offer our members a wide variety of online services so that they can interact with each other and access the content available on our websites.  Our most heavily visited websites include AdultFriendFinder.com, Amigos.com, AsiaFriendFinder.com, Cams.com, FriendFinder.com, BigChurch.com and SeniorFriendFinder.com.  For the three and nine months ended September 31, 2011, we had net revenue of $82.7 million and $249.6 million, respectively.

We operate in two segments, internet and entertainment.  Our internet segment offers services and features that include social networking, online personals, premium content, live interactive video, recorded video, online chatrooms, instant messaging, photo, video and voice sharing, blogs, message board, free e-mail and with our recent acquisition of Jigo City, social commerce.  Our revenues to date have been primarily derived from online subscription and paid-usage for our internet segment products and services.  Our market strategy is to grow this segment and expand our service offerings with complimentary services and features.  Our entertainment segment produces and distributes original pictorial and video content, licenses the globally-recognized Penthouse brand to a variety of consumer product companies and entertainment venues and publishes branded men’s lifestyle magazines.  We continually seek to expand our licenses and products in new markets and retail categories both domestically and internationally.

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

On July 12, 2011, the Company acquired substantially all the assets of PerfectMatch.com from Matrima, Inc. for $2,000,000 in cash and $500,000 in common shares.  PerfectMatch.com is an online relationship service helping adults seeking successful lasting connections.

On September 7, 2011, the Company acquired BDM Global Ventures Ltd., the company which owns the operations of JigoCity, for a combination of stock and warrants.  The merger consideration consists of approximately 1.6 million shares of FFN common stock and approximately 6.4 million FFN warrants with exercise prices ranging from $5.00-$18.00 per share and is valued at approximately $7.5 million. JigoCity is a global social commerce organization committed to providing members with high quality daily deals that are relevant to their individual lifestyles. It leverages the power of social buying to give people a smarter way to see their city. With 150 employees providing services in over 20 cities and offices in Australia, Hong Kong, Singapore, Malaysia, Taiwan, China, South Korea, Brazil and Los Angeles, JigoCity is one of the fastest growing, global companies in the social commerce arena.

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

Internet Revenue

Approximately 93.2% and 94.0% of our net revenue for the three months ended September 30, 2011 and 2010, and 93.5% and 93.8% of our net revenue for the nine months ended September 30, 2011 and 2010, respectively, was generated from our internet segment comprised of social networking, live interactive video, premium content websites and social commerce.  This revenue is treated as service revenue in our financial statements.  We derive our revenue primarily from subscription fees and pay-by-usage fees.  These fees are charged in advance and recognized as revenue over the term of the subscription or as the advance payment is consumed on the pay-by-usage basis, which is usually immediately.  VAT is presented on a net basis and is excluded from revenue. We record revenue from JigoCity at the net amount we retain from the sale of JigoCity’s after paying an agreed upon percentage of the purchase price to the merchant excluding any applicable taxes. Revenue is recorded on a net basis because we are acting as an agent of the merchant in the transaction.

Net revenue consists of all revenue net of credits back to customers for disputed charges and any chargeback expenses from credit card processing banks for such items as cancelled subscriptions, stolen cards and non-payment of cards.  We estimate the amount of chargebacks and credits that will occur in future periods to offset current revenue.  For the three and nine months ended September 30, 2011, and 2010, these credits and chargebacks were 5.6% and 5.9%,  and 6.3% and 6.1%, respectively, of gross revenue, while chargebacks alone were 1.2% and 1.2%, and 1.3% and 1.4%, respectively, of gross revenue for the three and nine months ended September 30, 2011 and 2010, respectively.

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

Entertainment Revenue

Approximately 6.8% and 6.0% of our net revenue for the three months ended September 30, 2011 and 2010, and 6.5% and 6.2% of our net revenue for the nine months ended September 30, 2011 and 2010, respectively, was generated by the entertainment segment.  Entertainment revenue consists of studio production and distribution, licensing of the Penthouse name, logos, trademarks and artwork for the manufacture, sale and distribution of consumer products and publishing revenue.  This revenue is treated as product revenue in our financial statements, with the exception of revenue derived from licensing, which is treated as service revenue.  For more information regarding our net revenue by service and product, see Note 15, “Segment Information” of our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.  We derive revenue through third party license agreements for the distribution of our programming where we either receive a percentage of revenue or a fixed fee.

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

The total net revenues derived from these marketing affiliates have decreased from year to year during the periods shown, while the percentage of revenue contribution has increased. The compensation to affiliates can vary depending on whether an affiliate chooses to be compensated on a pay-per-order or revenue sharing basis.  Under a pay-per-order agreement, we compensate an affiliate one-time for each new member that places an order.  Under a revenue sharing agreement, we compensate the affiliate in perpetuity for as long as the member continues to renew their subscription.  Depending on the longevity of the subscription, either of the two compensation methods can result in a higher expense to us.  In addition, we occasionally modify the pay-per-order compensation amount as needed depending on the quality of the traffic sent by the affiliate, economic factors, competition and other criteria.

Our compensation to our marketing affiliates has decreased and the percentage of revenues from our marketing affiliates have increased modestly, reflecting the variability in the rate at which we compensate our marketing affiliates described above.  The percentage of revenues derived from these affiliates and the compensation to our affiliates for the three and nine months ended September 30, 2011 and 2010 are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Percentage of revenue contributed by affiliates	45%	46%	46%	44%
Compensation to affiliates (in millions)	$17.2	$17.2	$47.9	$55.8

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

Stock Based Compensation

Based on the initial public offering price of $10.00 per share on May 11, 2011, stock-based compensation for the nine months ended September 30, 2011, was approximately $2.6 million.  Of such amounts, a cumulative adjustment to compensation expense of approximately $1,974,000 was recognized in May 2011 upon the completion of our IPO.

Amortization of Acquired Intangibles and Software

Amortization of acquired intangibles and software is primarily attributable to intangible assets and internal-use software from acquisitions. Identified intangibles and internal-use software resulting from acquisitions were recorded at the acquisition date fair value. The total fair value of these intangibles and internal-use software acquired from Various in 2007 was $182.5 million.  The amortization periods vary from two to five years with the weighted average amortization period equaling approximately three years. The total fair value of the intangibles and internal use software from PerfectMatch and JigoCity was $1.0 million and $3.3 million, respectively. The amortization periods vary from two to three years with the weighted average amortization period being 2.5 years for both PerfectMatch and JigoCity. We recognized amortization expense associated with these assets of $4.1 million and $6.3 million and $11.9 million and $18.8 million for the three and nine months ended September 30, 2011 and 2010, respectively.  If we acquire other businesses which results in us owning additional intangible assets, the amortization of any acquired intangible assets could cause our depreciation and amortization expense to increase as a percentage of net revenue.

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

Interest Expense, Net of Interest Income

Interest expense, net of interest income mainly represents interest expense recognized from the debt incurred in connection with the acquisition of Various and the New Financing and an increase in interest expense related to our debt incurred prior to the acquisition.  Included in interest expense is amortization of note discounts due to certain warrants issued in connection with our 2005 Notes, 2006 Notes, First Lien Senior Secured Notes and Second Lien Subordinated Secured Notes and amortization of a discount to record the fair value of the Subordinated Convertible Notes at the date of issuance.  As the exchange of such notes was not accounted for as extinguishment (as described in “Note 9 — Long-Term Debt” in our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q), subsequent to our debt restructuring on October 27, 2010, interest expense continues to include such amortization together with amortization of original issue discount related to our New First Lien Notes and Cash Pay Second Lien Notes and amortization of discount to record the fair value of certain Non-Cash Pay Second Lien Notes at the date of issuance.  Interest expense also includes amortization of deferred debt costs and the 2% premium paid in connection with payment of debt from excess cash flow each quarter.

Interest and Penalties Related to VAT Liability not Charged to Customers

Interest and penalties related to VAT not charged to customers are due to our failure to file VAT tax returns and pay VAT based on the applicable law of each country in the European Union.  Commencing in 2003, the member states of the European Union implemented rules requiring the collection and payment of VAT on revenues generated by non-European Union businesses that provide electronic services that are purchased by end users within the European Union.  We did not begin collecting VAT from our subscribers until July 2008.  At September 30, 2011 and December 31, 2010, the total amount of uncollected VAT payments was approximately $40.3 million and $39.4 million, respectively.  For more information regarding our potential VAT liability, see Note 8 — “VAT Liabilities” in our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.  The majority of the penalties assessed by the various tax jurisdictions related to the VAT liability were incurred prior to our purchase of Various and thus charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers.  The portion of interest incurred prior to the purchase of Various was also charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers, and subsequently continues to be recorded on the unpaid amounts.  On October 14, 2008, we made an indemnity claim against these notes under the acquisition agreement for Various in the amount of $64.3 million.  On June 10, 2009, the United Kingdom taxing authority notified us that it had reversed its previous position and that we were not subject to VAT, which resulted in an approximately $39.5 million reduction in the VAT liability.  On October 8, 2009, we settled and released all indemnity claims against the sellers (whether claims are VAT related or not) by reducing the original principal amount of the Subordinated Convertible Notes by the full value of the then- outstanding VAT liability.  In addition, the sellers agreed to make available to us, to pay VAT and certain VAT-related expenses, $10.0 million held in a working capital escrow account established at the closing of the Various transaction.  As of December 1, 2010, the total $10.0 million had been released from the escrow to reimburse us for VAT-related expenses already incurred.  If the actual costs to us of eliminating the VAT liability are less than $29.0 million, after applying amounts from the working capital escrow, then the principal amount of the Non-Cash Pay Second Lien Notes (notes issued in exchange for the Subordinated Convertible Notes in the New Financing) will be increased by the issuance of new Non-Cash Pay Second Lien Notes to reflect the difference between $29.0 million and the actual VAT liability, plus interest on such difference.  For more information regarding the reductions of the principal amount of Subordinated Convertible Notes as a result of our VAT liability, see Note 8 – “VAT Liabilities”.

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

Gain/(Loss) on Liability Related to Warrants

Gain/(Loss) on liability related to warrants reflects our warrants issued in conjunction with the August 2005 issuance of the Senior Secured Notes.  We issued warrants to purchase 501,663 shares of our common stock (of which 476,573 were exercisable at $6.20 per share and 25,090 were exercisable at $10.25 per share).  The warrants contain a provision that required a reduction of the exercise price if certain equity events occur.  Under the provisions of authoritative guidance that became effective for us on January 1, 2009, such a reset provision no longer makes the warrants eligible for equity classification and as such, effective January 1, 2009, we classified these warrants as a liability at a fair value of $6.3 million with a corresponding increase of $1.6 million to accumulated deficit and a $4.8 million reduction to capital in excess of par value.  The liability is measured at fair value with changes in fair value reflected in the statement of operations.

In connection therewith, the statement of operations for the three months ended September 30, 2010 reflects a loss of $57,000 and the nine months ended September 30, 2011 and 2010 reflects a gain of $391,000 and a gain of $427,000, respectively, on re-measurement of the liability.  On May 16, 2011, concurrently with the consummation of the Company’s IPO, warrants to issue 457,843 shares of common stock at $6.20 per share were net settled, whereby 174,246 shares of common stock were issued upon exercise, equivalent to the intrinsic value of the warrants based on the IPO price of $10 per share, and the Company did not receive any cash proceeds.  In addition, warrants to acquire 24,104 common shares at $10.25 per share were terminated as they were not exercised.  Accordingly, in May 2011, the liability related to the warrants was eliminated with the carrying value of $3,168,000 related to the exercised warrants transferred to capital in excess of par value and the carrying value of $119,000 related to the terminated warrants recorded as non-operating income. As such, there was no gain or loss on the liability related to warrants for the three months ended September 30, 2011. For further information, see “Note 10-Liability Related to Warrants” in our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

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

Other Non-Operating Income/Expenses, Net

Other non-operating income and expenses include miscellaneous transactions not related to our primary operations.  Included in the nine months ended September 30, 2011 is the settlement of our Broadstream arbitration case for $15.0 million, which required us to record an additional $5.0 million of expense.  For further information, see “Note 16-Contingencies” in our consolidated financial statements included elsewhere in this form 10-Q.  Also included in the nine months ended September 30, 2011 is life insurance proceeds related to the death of the original founder of Penthouse, Robert Guccione of $1.1 million.

Income Tax Provision (Benefit)

We had an income tax benefit of $82,000 and $71,000 for the three months ended September 31, 2011 and 2010, respectively, and a benefit of $5.5 million and $219,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.  The tax benefit in the nine months ended September 30, 2011, relates to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital in the three month period ended June 30, 2011.  Of such benefit, $4.9 million, which relates to the reversal in future years of debt discount arising from the beneficial conversion feature, has been recognized as a discrete event in the three and nine month periods.  The remaining benefit resulting from the reduction in the valuation allowance ($0.8 million) which relates to the reversal of debt discount in the current year, is being accounted for as an adjustment to the estimated annual effective tax rate and is being allocated to the current and subsequent interim periods in 2011.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates and judgments are subject to an inherent degree of uncertainty.  Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, as well as in our IPO Prospectus, which includes our audited financial statements.  However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations.  In applying these critical accounting policies, our management uses its judgment in making certain assumptions to be used in making such estimates.  Those estimates are based on our historical experience, the terms of existing contracts, our observation of trends in our industry and information available from other outside sources as appropriate.  Accounting policies that, in their application to our business, involve the greatest amount of subjectivity by way of management judgments and estimates are those relating to valuation of goodwill, identified intangibles and other long-lived assets, including business combinations and legal contingencies.

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

We test goodwill and intangible assets for impairment in accordance with authoritative guidance.  We also test property, plant and equipment for impairment in accordance with authoritative guidance.  We assess goodwill, and other indefinite-lived intangible assets at least annually, or more frequently when circumstances indicate that the carrying value may not be recoverable.  Factors we consider important and which could trigger an impairment review include the following:

(g)	a significant decline in actual or projected revenue;

(h)	a significant decline in performance of certain acquired companies relative to our original projections;

(i)	an excess of our net book value over our market value;

(j)	a significant decline in our operating results relative to our operating forecasts;

(k)	significant change in the manner of our use of acquired assets or the strategy for our overall business;

(l)	a significant decrease in the market value of an asset;

(m)	a shift in technology demands and development; and

(n)	a significant turnover in key management or other personnel.

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

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in Note 16 to our condensed consolidated financial statements.  To the extent that a loss related to a contingency is probable and can reasonably be estimated, we accrue an estimate of that loss.  Because of the uncertainties related to both the amount or range of loss on certain pending litigation and arbitration, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such matters.  As additional information becomes available, we will assess the potential liability related to our pending matters and make, or if necessary revise, our estimates.  Such changes in our estimates of the potential liability could materially impact our results of operations and financial position.

Segment Information

We divide our business into two reportable segments: internet, which consists of social networking, live interactive video, premium content and social commerce websites; and entertainment, which consists of studio production and distribution, licensing and publishing.  Certain corporate expenses are not allocated to segments.  The following table presents our results of operations for the periods indicated for our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue
Internet	$77,147	$81,447	$233,319	$241,476
Entertainment	5,589	5,216	16,308	16,014
Total	82,736	86,663	249,627	257,490
Cost of revenue
Internet	24,265	23,919	68,547	75,568
Entertainment	3,648	3,012	11,259	9,222
Total	27,913	26,931	79,806	84,790
Gross profit
Internet	52,882	57,528	164,772	165,908
Entertainment	1,941	2,204	5,049	6,792
Total	54,823	59,732	169,821	172,700
Income (loss) from operations
Internet	16,926	22,261	59,619	52,149
Entertainment	(183)	645	(227)	2,234
Unallocated corporate	(2,032)	(1,190)	(7,011)	(4,080)
Total	$14,711	$21,716	$52,381	$50,303

Internet Segment Historical Operating Data

The following table presents certain key business metrics for our adult websites, general audience websites and live interactive video websites for the three and nine months ended September 30, 2011 and 2010.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011(1)	2010	2011	2010
Adult Websites
New members	9,851,239	9,868,785	29,035,924	28,636,551
Beginning subscribers	857,733	992,936	950,705	940,444
New subscribers	406,258	442,598	1,210,111	1,402,378
Terminations	414,324	455,715	1,311,149	1,363,003
Ending subscribers	849,667	979,819	849,667	979,819
Conversion of members to subscribers	4.1%	4.5%	4.2%	4.9%
Churn	16.2%	15.4%	16.2%	15.8%
ARPU	$20.86	$19.74	$20.24	$20.20
CPGA	$45.21	$42.09	$43.55	$49.11
Average lifetime net revenue per subscriber	$83.76	$86.08	$81.51	$78.99
Net revenue (in millions)	$53.4	$58.4	$164.0	$174.6
General Audience Websites
New members	1,463,875	2,347,613	4,931,713	7,321,237
Beginning subscribers	43,550	58,036	53,194	57,426
New subscribers	25,710	29,670	69,997	89,396
Terminations	27,785	30,093	81,716	89,209
Ending subscribers	41,475	57,613	41,475	57,613
Conversion of members to subscribers	1.8%	1.3%	1.4%	1.2%
Churn	21.8%	17.3%	19.2%	17.2%
ARPU	$22.27	$19.07	$19.90	$20.33
CPGA	$30.10	$27.92	$29.03	$29.80
Average lifetime net revenue per subscriber	$72.13	$81.99	$74.71	$88.20
Net revenue (in millions)	$2.8	$3.3	$8.5	$10.5
Live Interactive Video Websites
Total minutes	8,781,261	9,123,192	25,991,342	26,370,149
Average revenue per minute	$2.36	$2.15	$2.33	$2.13
Net revenue (in millions)	$20.7	$19.7	$60.7	$56.3

Note (1) – Pro-forma for the acquisition of PerfectMatch.com

New subscribers are subscribers who have paid subscription fees to one of our websites during the period indicated in the table but who were not subscribers in the immediately prior period.  Members who previously were subscribers, but discontinued their subscriptions either by notifying us of their decisions to discontinue or allowing their subscriptions to lapse by failing to pay their subscription fees, are considered new subscribers when they become subscribers again at any point after their previous subscriptions ended.  If a current subscriber to one of our websites becomes a subscriber to another one of our websites, such new subscription would also be counted as a new subscriber since such subscriber would be paying the full subscription fee for each subscription. Historically the Adult websites included subscribers for only our Adult Social Networking websites.  In the quarter ended September 30, 2011, management determined that those members who pay for subscriptions to one or more of our premium content adult sites should also be included in the Adult websites of the Internet segment.  Historical periods have been restated to reflect this change.

The table above includes the average lifetime net revenue per subscriber and the number of subscribers for the periods shown.  While we monitor many statistics in the overall management of our business, we believe that average lifetime net revenue per subscriber and the number of subscribers are particularly helpful metrics for gaining a meaningful understanding of our business as they provide an indication of total revenue and profit generated from our base of subscribers inclusive of affiliate commissions and advertising costs required to generate new subscriptions.

While we monitor trends in visitors, conversion rates of visitors to subscribers, or paid users does not provide a meaningful understanding of our business.  Our raw data of visitors is subject to duplicate entries from visitors using multiple user names and e-mail addresses or accessing our websites as a member on one website and as a subscriber on another website.  We use statistically significant samples and measurements of visitor data that allow our management to make evaluations based on such data.

There is the possibility that a new subscriber reflected on the table above was either a discontinued or lapsed prior subscriber or is also a current subscriber on a different FriendFinder website.  We do not identify which subscribers  were discontinued or lapsed subscribers or which subscribers are existing subscribers on a different FriendFinder website.  Furthermore, a subscriber may come to one of our websites using multiple user names, e-mail addresses or credit cards, and consequently might be double counted.  We do not quantify the number of new subscribers attributable to the sources listed above because we believe our current method provides the most relevant measurement of our business.

Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.  Historically churn was calculated by dividing the quotient of terminations in the period over total subscribers at the beginning of the period by the number of months in the period.  In the quarter ended September 30, 2011, Management determined that using average subscribers in the period as opposed to total subscribers at the beginning of the period was a better representation of our churn.  Historical periods have been restated to reflect this change.

With respect to our live interactive video websites, our goal is to maximize the number of minutes purchased and the revenue from those purchased minutes.  Paid users are a subset of our members, and may also be subscribers on one or one of our other websites, who purchase products or services on a pay-by-usage basis on our live interactive video websites.  The number of paid users is less important than the number and cost of the minutes purchased.  Thus, we monitor the revenue from paid users, the number of minutes purchased in any period and the average value of the minutes purchased, all of which are presented in the table above. Historically, minutes were calculated by capturing the number of minutes of actual video footage that was watched.  In the quarter ended September 30, 2011, Management determined that calculating minutes based on the number of per-minute charges applied to paid users accounts was a better representation of the business.  Historical periods have been restated to reflect this change.

Our results of operations related to our adult and general audience websites, as distinguished from the live interactive video websites discussed above, reflects the interaction of the conversion of members to subscribers, the churn of subscribers, and the average value of purchased products and services.  A negative movement in any one of these items may be offset by a positive movement in another.  For more information see the sections in this quarterly report on Form 10-Q entitled “— Results of Operations — Internet Segment Historical Operating Data for the Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010” and “— Results of Operations — Internet Segment Historical Operating Data for the Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010.”

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

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed discussions for each of our segments.  In order to provide a meaningful discussion of our ongoing business, we have provided a discussion of our consolidated results of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

We have also provided an analysis of internet segment operating data which are key to an understanding of our operating results and strategies for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

The following table presents our historical operating results as a percentage of our net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	33.7	31.1	32.0	32.9
Gross profit	66.3	68.9	68.0	67.1
Operating expenses:
Product development	4.9	3.9	4.8	3.6
Selling and marketing	10.0	8.6	9.1	11.9
General and administrative	27.6	23.0	27.0	23.4
Amortization of acquired intangibles and software	4.9	7.3	4.8	7.3
Depreciation and other amortization	1.1	1.3	1.3	1.4
Total operating expenses	48.5	43.8	47.0	47.6
Income from operations	17.8	25.1	21.0	19.5
Interest expense, net of interest income	(25.5)	(26.2)	(26.1)	(26.9)
Interest and penalty related to VAT liability not charged to customers	(0.6)	(0.8)	(0.6)	(0.7)
Foreign exchange gain (loss) principally related to VAT liability not charged to customers	1.7	(5.3)	(0.6)	0.2
(Loss)/gain on liability related to warrants	-	(0.1)	0.2	0.2
Loss on extinguishment of debt	-	-	(2.9)	-
Other non-operating (expense) income, net	(0.0)	(0.0)	(1.6)	0.0
Loss before income tax (benefit)	(6.6)	(7.3)	(10.6)	(7.7)
Income tax (benefit)	(0.1)	(0.1)	(2.2)	(0.1)
Net loss	(6.5)%	(7.2)%	(8.4)%	(7.6)%

Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

Net Revenue.  Net revenue for the three months ended September 30, 2011 and 2010 was $82.7 million and $86.6 million, respectively, representing a decrease of $3.9 million or 4.5%.  Internet revenue for the three months ended September 30, 2011 and 2010 was $77.1 million and $81.4 million, respectively, representing a decrease of $4.3 million or 5.3%.  Entertainment revenue for the three months ended September 30, 2011 and 2010 was $5.6 million and $5.2 million, respectively, representing an increase of $0.4 million or 7.7%.

The decrease in internet revenue was primarily attributable to a decrease in our social networking websites revenue of $5.7 million, or 9.3% due to a decrease in traffic to our websites mainly in Europe.  The above decline was offset by an increase in our live interactive video websites revenue of $1.1 million, or 5.4%, due mainly to more effective marketing campaigns.  In addition, our newly acquired social commerce websites contributed revenue of $0.1 million.  Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected our revenue as well.

Internet revenue for the three months ended September 30, 2011 was comprised of 71.3% relating to our social networking websites, 26.8% relating to our live interactive video websites, 1.7% relating to our premium content websites and 0.2% relating to our social commerce websites, as compared to 74.5% for our social networking websites, 24.1% for our live interactive video websites and 1.4% for our premium content websites for the same period in 2010.

Entertainment revenue for the three months ended September 30, 2011 was $5.6 million as compared to $5.2 million for the three months ended September 30, 2010, representing an increase of $0.4 million or 7.7%.  The increase in entertainment revenue was primarily due to an increase in our video entertainment revenue of $0.4 million related new video distribution deals.  Entertainment revenue for the three months ended September 30, 2011 was comprised of 42.9% relating to magazine publishing, 47.0% relating to broadcasting and 10.1% relating to licensing, as compared to 44.8% for magazine publishing, 43.1% for broadcasting and 12.1% for licensing for the same period in 2010.

Cost of Revenue.  Cost of revenue for the three months ended September 30, 2011 and 2010 was $27.9 million and $26.9 million, respectively, representing an increase of $1.0 million or 3.7%.  The increase was primarily due to an increase of $0.6 million related to higher production costs and a $0.4 million increase in our satellite distribution expense incurred in our video entertainment business due in part to the increase in the revenue described above.

Operating Expenses

Product Development.  Product development expense for the three months ended September 30, 2011 and 2010 was $4.0 million and $3.2 million, respectively, representing an increase of $0.8 million or 25.0%.  The primary reason for the increase in product development expense was due to an increase in headcount to support new initiatives and expected growth.

Selling and Marketing.  Selling and marketing expense for the three months ended September 30, 2011 and 2010 was $8.3 million and $7.4 million, respectively, representing an increase of $0.9 million or 12.2%.  The increase in selling and marketing expense was primarily due to a $1.0 million increase in wages and salaries due to increased headcount as we realigned certain departments to more accurately reflect where the employees were providing their services. In addition we also had other increases of $0.4 million in general advertising expenses.  The above increases were offset by a $0.6 million decrease in our ad buy expenses for our internet segment over the period, from $5.9 million for the three months ended September 30, 2010 to $5.3 million for the same period in 2011.  The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines.

General and Administrative.  General and administrative expense for the three months ended September 30, 2011 and 2010 was $22.8 million and $19.9 million, respectively, representing an increase of $2.9 million or 14.6%.  The increase in general and administrative expense was primarily due to an increase of $1.9 million in higher wages and benefits costs due to additional headcount.  We also had an increase of $0.4 million in our legal expense mainly as a result of our current S-1 filing for registration of certain indebtedness and acquisition of JigoCity. Our consulting and professional expenses increased by $0.7 million due to more activity, including our registration statement for certain of our indebtedness. In addition, we had a $0.3 million increase in our stock compensation expense related to our IPO in May 2011.  For further information, see “Note 13–Stock Compensation Expense” in our consolidated financial statements included elsewhere in this form 10-Q.  Lastly, there was an increase of $0.3 million in other general and administrative expenses. The above were offset by a decrease in merchant processing expenses of $0.7 million due to lower costs to process our transactions in 2011.

Amortization of Acquired Intangibles and Software.  Amortization of acquired intangibles and software for the three months ended September 30, 2011 and 2010 was $4.1 million and $6.3 million, respectively.  The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized. The decrease was offset in part by newly acquired intangibles and software as during the three months ended September 30, 2011 we acquired PerfectMatch, a leading social networking website, as well as JigoCity, a leading social commerce website.

Depreciation and Other Amortization.  Depreciation and other amortization expense for the three months ended September 30, 2011 and 2010 was $0.9 million and $1.1 million.  We continue to purchase additional fixed assets, while certain of our assets are becoming fully depreciated.

Interest Expense, Net of Interest Income.  Interest expense for the three months ended September 30, 2011 and 2010 was $21.1 million and $22.7 million, respectively, representing a decrease of $1.6 million or 7.0%.  The decrease was due mainly to debt payments during 2011, including approximately $39.5 million of debt paid off with our IPO proceeds.

Interest and Penalties Related to VAT Liability not Charged to Customers.  Effective July 1, 2003, as a result of a change in the law in the European Union, VAT was required to be collected from customers in connection with their use of internet services in the European Union countries.  A provision and related liability have been record for interest and penalties related to VAT not charged to customers and failure to file tax returns based on the applicable law of each relevant country in the European Union.

Interest related to VAT liability not charged to customers for the three months ended September 30, 2011 was $0.5 million as compared to $0.7 million for the three months ended September 30, 2010.  The decrease in interest related to VAT not charged to customers is due to VAT settlements with numerous countries.  We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $40.3 million of unremitted VAT liability as of September 30, 2011.

Foreign Exchange Gain/(Loss) Principally Related to VAT Liability not Charged to Customers.  Foreign exchange gain principally related to VAT not charged to customers for the three months ended September 30, 2011 was $1.4 million as compared to a loss of $4.6 million for the three months ended September 30, 2010.  The gain for the three months ended September 30, 2011 is primarily related to the decrease in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the strengthening of the U.S.  dollar.  The loss for the three months ended September 30, 2010 is primarily related to the weakening of the U.S. dollar against the Euro.

Gain/(Loss) on Liability Related to Warrants.  Loss on liability related to warrants for the three months ended September 30, 2010 was $0.1 million.  The liability related to the 501,663 warrants issued in August 2005 was established as a result of new authoritative guidance becoming effective for us as of January 1, 2009.  There was no gain or loss on liability related to warrants in the three months ended September 30, 2011 as the remaining unexercised warrants were terminated in conjunction with our IPO in May 2011. For further information, see “Note 10 — Liability Related to Warrants” in our condensed consolidated financial statements.

Other Non-operating Expense, Net.  Other non-operating income for the three months ended September 30, 2011 was $1,000 as compared to expense of $31,000 for the same period in 2010.  The other expense in 2011 and 2010, respectively, were due mainly to miscellaneous gains and losses.

Income Tax Benefit.  Income tax benefit for the three months ended September 30, 2011 was $82,000 as compared to a benefit of $71,000 for the same period in 2010.  A larger tax benefit related to pre-tax loss was not recognized in the three months ended September 30, 2011 and 2010 due to an anticipated increase in the valuation allowance against deferred tax assets at each year end.

Net Loss.  Net loss for the three months ended September 30, 2011 and 2010 was $5.4 million and $6.3 million, respectively, representing an increase of $0.9 million or 14.3%.  The larger loss in 2011 was primarily due to a decrease of $7.0 million from income from operations offset by a net decrease of $7.9 million in non-operating expenses.

Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010

Net Revenue.  Net revenue for the nine months ended September 30, 2011 and 2010 was $249.6 million and $257.5 million, respectively, representing a decrease of $7.9 million or 3.1%.  Internet revenue for the nine months ended September 30, 2011 and 2010 was $233.3 million and $241.5 million, respectively, representing a decrease of $8.2 million or 3.4%.  Entertainment revenue for the nine months ended September 30, 2011 and 2010 was $16.3 million and $16.0 million, respectively, representing an increase of $0.3 million or 1.9%.

The decrease in internet revenue was primarily attributable to a decrease in our social networking websites revenue of $12.9 million, or 7.1% due to a decrease in traffic to our websites mainly in Europe as described below in cost of revenue.  The above decline was offset by an increase in our live interactive video websites revenue of $4.4 million, or 7.8%, due mainly to more effective marketing campaigns as well as a $1.9 million charge to our customers’ e-wallets for non-use.  In addition, our newly acquired social commerce websites had revenue of $0.1 million.  Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected our revenue as well.

Internet revenue for the nine months ended September 30, 2011 was comprised of 72.3% relating to our social networking websites, 26.0% relating to our live interactive video websites, 1.6% relating to our premium content websites and 0.1% related to our social commerce websites, as compared to 75.2% for our social networking websites, 23.3% for our live interactive video websites and 1.5% for our premium content websites for the same period in 2010.

Entertainment revenue for the nine months ended September 30, 2011 was $16.3 million as compared to $16.0 million for the nine months ended September 30, 2010, representing an increase of $0.3 million or 1.9%.  The increase in entertainment revenue was primarily due to an increase in our in our video entertainment revenue of $1.4 million related to new video distribution deals.  The above increase was offset by a decrease in our publication revenue of $0.8 million as a result of a decline in the number of magazines sold from 3.5 million to 2.4 million issues.  We also had a decrease in our licensing revenue of $0.3 million due to less licensing activity.

Entertainment revenue for the nine months ended September 30, 2011 was comprised of 45.6% relating to magazine publishing, 44.3% relating to broadcasting and 10.1% relating to licensing, as compared to 51.6% for magazine publishing, 36.1% for broadcasting and 12.3% for licensing for the same period in 2010.

Cost of Revenue.  Cost of revenue for the nine months ended September 30, 2011 and 2010 was $79.8 million and $84.8 million, respectively, representing a decrease of $5.0 million or 5.9%.  During the nine months ended September 30, 2010, we significantly increased our pay-per-order payouts to affiliates, which caused some of our affiliates to switch from a revenue share basis to a pay-per-order basis.  The increase in pay-per-order payouts caused an increase in traffic to our websites, resulting in increased revenue and a corresponding increase in our affiliate expenses.  We did not have the extent of such increases in our pay-per-order payouts for the nine months ended September 30, 2011 as well as we had a decrease in revenue, and as a result, had a reduction in our affiliate expenses of $7.9 million in the nine months ended September 30, 2011 as compared to the same period in 2010.  The above decrease was offset by an increase of $1.5 million in our satellite distribution costs and a $1.0 million increase in content costs for our video entertainment business due in part to the increase in revenue described above. We also had a $0.4 million increase in our content cost for our internet business. Furthermore, we had an increase in our studio and model expense of $0.4 million as a result of the increase in revenue described above.

Product Development.  Product development expense for the nine months ended September 30, 2011 and 2010 was $12.1 million and $9.3 million, respectively, representing an increase of $2.8 million or 30.1%.  The primary reason for the increase in product development expense was due to an increase in headcount to support new initiatives and expected growth, including both internal and outsourced labor.

Selling and Marketing.  Selling and marketing expense for the nine months ended September 30, 2011 and 2010 was $22.7 million and $30.6 million, respectively, representing a decrease of $7.9 million or 25.8%.  The decrease in selling and marketing expense was primarily due to a $9.6 million decrease in our ad buy expenses for our internet segment over the period, from $26.2 million for the nine months ended September 30, 2010 to $16.6 million for the same period in 2011.  The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines. The above increase in selling and marketing expense was primarily due to a $1.4 million increase in wages and benefits due to increased headcount as we realigned certain departments to more accurately reflect where the employees were providing their services.  In addition we also had other decreases of $0.3 million in general advertising expenses.

General and Administrative.   General and administrative expense for the nine months ended September 30, 2011 and 2010 was $67.5 million and $60.1 million, respectively, representing an increase of $7.4 million or 12.3%.  The increase in general and administrative expense is primarily due to a $3.3 million increase in legal expenses, mainly as a result of $2.4 million related to our Broadstream arbitration case.  Furthermore, we had an increase in our salaries, wages and benefits of $3.3 million in 2011 as a result of additional headcount.  We also had an increase in our professional and consulting expense of $1.5 million in 2011, relating mainly to our registration statement for certain of our indebtedness.  Lastly, we had a $2.6 million charge for compensation expense related to our IPO in May 2011.  For further information, see “Note 13 – Stock Compensation Expense” in our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.  The above were offset by a decrease in merchant processing expenses of $3.0 million due to lower costs to process our transactions in 2011. We also had a net decrease in other general and administrative expenses of $0.3 million.

Amortization of Acquired Intangibles and Software.  Amortization of acquired intangibles and software for the nine months ended September 30, 2011 and 2010 was $11.9 million and $18.8 million, respectively.  The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized. The decrease was offset in part by newly acquired intangibles and software as during the three months ended September 30, 2011 we acquired PerfectMatch, a leading social networking website, as well as JigoCity, a leading social commerce website.

Depreciation and Other Amortization.  Depreciation and other amortization expense for the nine months ended September 30, 2011 and 2010 was $3.3 and $3.6 million.  We continue to purchase additional fixed assets, while certain of our assets are becoming fully depreciated.

Interest Expense, Net of Interest Income.  Interest expense for the nine months ended September 30, 2011 and 2010 was $65.1 million and $69.1 million, respectively, representing a decrease of $4.0 million or 5.8%.  The decrease was due mainly to debt payments during 2011, including approximately $39.5 million of debt paid off with our IPO proceeds.

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

Interest related to VAT liability not charged to customers for the nine months ended September 30, 2011 was $1.4 million as compared to $1.7 million for the nine months ended September 30, 2010.  The decrease in interest related to VAT not charged to customers is due to VAT settlements with additional countries.  We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $40.3 million of unremitted VAT liability as of September 30, 2011.

Foreign Exchange (Loss)/Gain Principally Related to VAT Liability not Charged to Customers.  Foreign exchange loss principally related to VAT not charged to customers for the nine months ended September 30, 2011 was $1.5 million as compared to a gain of $0.4 million for the nine months ended September 30, 2010.  The loss for the nine months ended September 30, 2011 is primarily related to the increase in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the weakening of the U.S. dollar.  The gain for the nine months ended September 30, 2010 is primarily related to the strengthening of the U.S. dollar against the Euro.

Gain on Liability Related to Warrants.  Gain on liability related to warrants for the nine months ended September 30, 2011 was $0.4 million as compared to a gain of $0.4 million for the same period in 2010.  The liability related to the 501,663 warrants issued in August 2005 was established as a result of new authoritative guidance becoming effective for us as of January 1, 2009.  The remaining unexercised warrants were terminated in conjunction with our IPO in May 2011. For further information, see “Note 10 — Liability Related to Warrants” in our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Loss on Extinguishment of Debt:  Loss on extinguishment of debt for the nine months ended September 30, 2011 was $7.3 million.  This expense was related to write-off of deferred costs and discount and a prepayment penalty due to our redeeming approximately $37.8 million of New First Lien Notes and approximately $1.7 million of Cash Pay Second Lien Notes in connection with proceeds received from our IPO in May 2011. There was no loss on extinguishment of debt for the nine months ended September 30, 2010.

Other Non-operating (Expense)/Income, Net.  Other non-operating expense for the nine months ended September 30, 2011 was $3.9 million as compared to income of $5,000 for the same period in 2010.  The expense in 2011 was primarily due to our settlement of the Broadstream arbitration case for $15.0 million, which required us to record an additional $5.0 million of expense.  For further information, see “Note 16—Contingencies” in our consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.  The above expenses were offset with life insurance proceeds related to the death of the original founder of Penthouse, Robert Guccione in the amount of $1.1 million.  The remainder of the other expense in 2011 and 2010, respectively, was due mainly to miscellaneous gains and losses.

Income Tax Benefit.  Income tax benefit for the nine months ended September 30, 2011 was $5.5 million as compared to a benefit of $0.2 million for the same period on 2010.  The tax benefit in the nine month period ended September 30, 2011, relates to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital in the nine month period ended September 30, 2011.  A larger tax benefit related to pre-tax loss was not recognized for the nine months ended September 30, 2011 and 2010 due to an anticipated increase in the valuation allowance against deferred tax assets at each year end.

Net Loss.  Net loss for the nine months ended September 30, 2011 and 2010 was $21.0 million and $19.5 million, respectively, representing an increase of $1.5 million or 7.7%.  The larger loss in 2011 was primarily due to a net increase of $8.9 million in non-operating expenses, offset by an increase from operations of $2.1 million and an increase in the income tax benefit of $5.3 million.

Internet Segment Historical Operating Data for the Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

Adult Websites

Subscribers.  There were 849,667 total ending subscribers on September 30, 2011 as compared to 979,819 total ending subscribers on September 30, 2010, representing a net decrease of 130,152 or 13.3% over the last twelve months.  The decrease was primarily driven by lower conversion rates of members to subscribers and the higher churn in the twelve months ended September 30, 2011 as compared to the twelve months ended September 30, 2010.  However, as Management identifies areas of weakness and makes corrections we are beginning to see a reversal in our subscriber trends, as is evident by the net decrease in subscribers for the three months ended September 30, 2011 of 8,066 representing only 6.2% of the total net decrease over the last twelve months.

Churn.  Churn for the three months ended September 30, 2011 was 16.2% as compared to 15.4% for the three months ended September 30, 2010. The increase in Churn was primarily driven by a decrease in our adult subscription renewal rates in Europe.

Average Revenue per Subscriber.  ARPU for the three months ended September 30, 2011 was $20.86 as compared to $19.74 for the three months ended September 30, 2010, representing an increase of $1.12 or 5.7%.  The increase in ARPU was primarily driven by an increase in the proportion of our subscribers taking higher priced one-month subscriptions.

Cost Per Gross Addition.  CPGA for the three months ended September 30, 2011 was $45.21 as compared to $42.09 for the three months ended September 30, 2010, representing an increase of $3.12 or 7.4%.  The increase was primarily driven by an increase in our affiliate expense on our adult websites from $13.9 million in the three months ended September 30, 2010 to $14.5 million in the three months ended September 30, 2011. The increase was driven primarily from affiliates switching to a pay-per-order model versus a revenue share.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the three months ended September 30, 2011 was $83.76 as compared to $86.08 for the three months ended September 30, 2010, representing a decrease of $2.32 or 2.7%.  The decrease was primarily driven by the increase in the CPGA and Churn as discussed above.

General Audience Websites

Subscribers.  There were 41,475 total ending subscribers on September 30, 2011 as compared to 57,613 total ending subscribers on September 30, 2010, representing a net decrease of 16,138 or 28.0% over the last twelve months.  The decrease was primarily driven by higher churn in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Churn.  Churn for the three months ended September 30, 2011 was 21.8% as compared to 17.3% for the three months ended September 30, 2010.  The increase in Churn was primarily driven by the acquisition of PerfectMatch.com which has historically operated at slightly higher Churn rates than our legacy general audience websites.

Average Revenue per Subscriber.  ARPU for the three months ended September 30, 2011 was $22.27 as compared to $19.07 for the three months ended September 30, 2010, representing an increase of $3.20 or 16.8%.  The increase in ARPU was primarily driven by the acquisition of PerfectMatch.com which has historically operated with higher ARPU than our legacy general audience with websites.

Cost Per Gross Addition.  CPGA for the three months ended September 30, 2011 was $30.10 as compared to $27.92 for the three months ended September 30, 2010, representing an increase of $2.18 or 7.8%.  The increase was primarily driven by an increase in our ad-buy expense from $0.2 million for the three months ended September 30, 2010 to $0.3 million and for the three months ended September 30, 2011.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the three months ended September 30, 2011 was $72.13 as compared to $81.99 for the three months ended September 30, 2010, representing a decrease of $9.86 or 12.0%.  The decrease was primarily driven by the increase in CPGA and Churn  discussed above.

Live Interactive Video Websites

Average Revenue Per Minute.  Average Revenue Per Minute for the three months ended September 30, 2011 was $2.36 as compared to $2.15 for the three months ended September 30, 2010, representing an increase of $0.21, or 9.4%.  The primary reason for the increase is that the higher value paid users continued to buy our products and services while lower value paid users curtailed spending on the site as a result of the general economic slowdown.

Total Purchased Minutes.  Total purchased minutes for the three months ended September 30, 2011 were 8.8 million as compared to 9.1 million for the three months ended September 30, 2010, representing a decrease of 0.3 million or 3.7%.  The primary reason for the decrease in purchased minutes was the reduction of lower value paid users.

Internet Segment Historical Operating Data for the Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010

Adult Websites

Subscribers.  There were 849,667 total ending subscribers on September 30, 2011 as compared to 979,819 total ending subscribers on September 30, 2010, representing a net decrease of 130,152 or 13.3% over the last twelve months.  The decrease was primarily driven by lower conversion rates of members to subscribers and the higher churn in the twelve months ended September 30, 2011 as compared to the twelve months ended September 30, 2010.  However, as Management identifies areas of weakness and makes corrections we are beginning to see a reversal in our subscriber trends, as is evident by the net decrease in subscribers for the three months ended September 30, 2011 of 8,066 representing only 6.2% of the total net decrease over the last twelve months.

Churn.  Churn for the nine months ended September 30, 2011 was 16.2% compared to 15.8% for the nine months ended September 30, 2010.  The increase in Churn was primarily driven by a decrease in our adult subscription renewal rates in Europe, particularly in the second quarter of 2011.

Average Revenue per Subscriber.  ARPU for the nine months ended September 30, 2011 was $20.24 as compared to $20.20 for the nine months ended September 30, 2010, representing a slight increase of $0.04, or 0.2%.

Cost Per Gross Addition.  CPGA for the nine months ended September 30, 2011 was $43.55 as compared to $49.11 for the nine months ended September 30, 2010, representing a decrease of $5.56 or 11.3%.  The decrease was primarily driven by a decrease in our ad buy expense on our adult websites from $22.4 million in the nine months ended September 30, 2010 to $12.3 million in the nine months ended September 30, 2011.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the nine months ended September 30, 2011 was $81.51 as compared to $78.99 for the nine months ended September 30, 2010, representing an increase of $2.52 or 3.2%.  The increase was primarily driven by the decrease in the CPGA discussed above.

General Audience Social Networking Websites

Subscribers.  There were 41,475 total ending subscribers on September 30, 2011 as compared to 57,613 total ending subscribers on September 30, 2010, representing a net decrease of 16,138 or 28.0% over the last twelve months.  The decrease was primarily driven by higher churn in the twelve months ended September 30, 2011 as compared to the twelve months ended September 30, 2010.

Churn.  Churn for the nine months ended September 30, 2011 was 19.2% as compared 17.2% for the nine months ended September 30, 2010.  The increase in Churn was primarily driven by the acquisition of PerfectMatch.com in the third quarter of 2011 which has historically operated at slightly higher Churn rates than our legacy general audience websites.

Average Revenue per Subscriber.  ARPU for the nine months ended September 30, 2011 was $19.90 as compared to $20.33 for the nine months ended September 30, 2010, representing a decrease of $0.43 or 2.1%.  The decrease in ARPU was primarily driven by a decrease in the proportion of subscribers purchasing subscriptions on our higher priced general audience websites.

Cost Per Gross Addition.  CPGA for the nine months ended September 30, 2011 was $29.03 as compared to $29.80 for the nine months ended September 30, 2010, representing a decrease of $0.77 or 2.6%.  The decrease in CPGA was primarily driven by a decrease in our affiliate expense from $2.3 million for the nine months ended September 30, 2010 to $1.4 million for the nine months ended September 30, 2011.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the nine months ended September 30, 2011 was $74.71 as compared to $88.20 for the nine months ended September 30, 2010, representing a decrease of $13.49 or 15.3%.  The decrease was primarily driven by the increase in Churn discussed above.

Live Interactive Video Websites

Average Revenue Per Minute.  Average Revenue Per Minute for the nine months ended September 30, 2011 was $2.33 as compared to $2.13 for the nine months ended September 30, 2010, representing an increase of $0.20, or 9.3%.  The primary reason for the increase is that the higher value paid users continued to buy our products and services while lower value paid users curtailed spending on the site as a result of the general economic slowdown.

Total Purchased Minutes.  Total purchased minutes for the nine months ended September 30, 2011 were 26.0 million as compared to 26.4 million for the nine months ended September 30, 2010, representing an increase of 0.4 million or 1.4%.  The primary reason for the increase in purchased minutes was an increase in minutes purchased through upselling to existing subscribers on our subscription sites.

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

For instance, we are highly leveraged and we have had a large varying amount of interest expense.  We used the proceeds from our recent IPO to repay a portion of our New First Lien Notes and Cash Pay Second Lien Notes, thereby reducing our interest expense (see “Note 9-Long Term Debt”), as well as incurring a loss on extinguishment of debt.  Also in conjunction with our IPO, we were required to begin recording compensation expense related to our stock options.  In addition, we have the benefit of interest deductions and tax loss carryforwards which distorts comparisons of income tax benefit from year to year as interest expense is reduced and tax carryforwards are depleted and we book an income tax expense as opposed to a benefit.  We believe analysts, investors and others frequently use EBITDA and adjusted EBITDA in the evaluation of companies in our industry.

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

The following table reflects the reconciliation of GAAP net loss to the non-GAAP financial measures of EBITDA and adjusted EBITDA.

Reconciliation of GAAP Net Loss to EBITDA and Adjusted EBITDA

	Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
	(in thousands)
GAAP net loss	$(5,396)	$(6,281)	$(20,938)	$(19,480)
Add: Interest expense, net	21,146	22,730	65,097	69,128
(Subtract): Income tax benefit	(82)	(71)	(5,542)	(219)
Add: Amortization of acquired intangible assets and software	4,060	6,313	11,906	18,793
Add: Depreciation and other amortization	913	1,112	3,268	3,556
EBITDA	$20,641	$23,803	$53,791	$71,778
Add: Broadstream arbitration provision, including related legal fees	-	-	7,394	-
Add (subtract): (gain) loss related to VAT liability not charged to customers	(956)	5,250	2,931	1,306
Add: Loss of extinguishment of debt	-	-	7,312	-
Add: Stock Compensation Expense	269	-	2,554	-
Add: Severance Costs	388	-	388	-
Adjusted EBITDA	$20,342	$29,053	$74,370	$73,084

For the three months ended September 30, 2011 and 2010, our EBITDA was $20.6 million and $23.8 million, and $53.8 million and $71.8 million for the nine months ended September 30, 2011 and 2010, respectively.  For the three months ended September 30, 2011 and 2010, our adjusted EBITDA was $20.3 million and $29.0 million, and $74.4 million and $73.1 million for the nine months ended September 30, 2011 and 2010, respectively.  Management derived adjusted EBITDA for the three and nine months ended September 30, 2011 and 2010 using the following adjustments.

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

The Broadstream arbitration costs including settlement and related legal fees which the Company originally expensed in 2010 is added back as it is a non-recurring event regarding the Broadstream litigation.  The litigation resulted from certain activities occurring during the Various acquisition.  For further information regarding this litigation and the expense, see “Note 16 - Contingencies” in our consolidated financial statements located elsewhere in this quarterly report on Form 10-Q.

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

Lastly, severance costs were added back as those do not relate to the operating performance of the Company.

Liquidity and Capital Resources

On May 16, 2011, we completed our initial public offering and issued 5,000,000 shares of common stock at a price of $10.00 per share, raising proceeds of approximately $43.5 million, net of underwriting discounts and commissions and estimated offering costs.  Such net proceeds were used to redeem approximately $39.5 million in principal amount of long term debt.

As of September 30, 2011, we had cash of $16.4 million, plus restricted cash of $11.7 million compared to $28.8 million and 7.2 million for the same period in 2010.  We generate our cash flows from operations.  For the nine months ended September 30, 2011 and 2010, cash flows generated from operations were $21.7 million and $28.7 million, respectively.  We have no working capital line of credit.  Our current New First Lien Notes and Cash Pay Second Lien Notes require us to make principal payments equivalent to 75% of Excess Cash Flow, as defined at 102% of principal 35 calendar days after each quarter end.  During the nine months ended September 30, 2011, principal of such notes was reduced by $33.3 million from excess cash flow.  On November 5, 2011 we made an Excess Cash Flow payment which resulted in a principal reduction of $7.0 million and $0.3 million of the New First Lien Notes and Cash Pay Second Lien Notes respectively.  Our next Excess Cash Flow payment is scheduled for February 5, 2012.

We also recently made the second payment due to the Broadstream settlement of $5.0 million on September 29, 2011, and the final payment of $2.0 million will be payable no later than January 2, 2012.

Registration Rights

We have agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes.  On August 1, 2011, the Company filed a registration statement with the SEC relating to the exchange offer.  In addition, we have agreed to file under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  In October 2011, due to interpretation of the SEC which did not allow an exchange offer for the above referenced notes, the Company withdrew its exchange offer. On October 18, 2011, the Company filed a registration statement on Form S-1 to cover re-sales of the New First Lien Notes, New Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. In the event that we fail to satisfy the registration and/or exchange requirements within prescribed time periods, the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5%. (See Note 9 (e) – “Long Term Debt”)

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2011:

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in thousands)
Long-term Notes Payable, including current portion:
New First Lien Notes(1)	$235,332	$6,957	$228,375	—	—
Cash Pay Second Lien Notes(1)	10,631	314	10,317	—
Non-Cash Pay Second Lien Notes(1)	250,849	—	250,849	—	—
Sellers Agreements(2)	2,250	1,000	1,250	—	—
Operating Leases(3)	11,299	2,282	6,478	852	1,687
Other(4)	4,164	4,164	—	—	—
Total(5)	$514,525	$14,717	$497,269	$852	$1,687

(1)
We used the net cash proceeds from our initial public offering of our common stock to repay a portion of the New First Lien Notes and Cash Pay Second Lien Notes pro rata at a redemption price of 110%, plus accrued and unpaid interest.  The First Lien and Cash Pay Second Lien Notes mature on September 30, 2013.  The Non-Cash Pay Second Lien Notes mature on April 30, 2014.

(2)	Agreements with the former owners of Various recorded at present value of $2.3 million using discount rate of 15%.

i.	Represents our minimum rental commitments for non-cancellable operating leases of office space.

ii.
Other commitments and obligations are comprised of contracts with software licensing, communications, computer hosting, and marketing service providers.  These amounts totaled $4.2 million for less than one year.  Contracts with other service providers are for 30 day terms or less.

iii.
Interest expense has been excluded from the Contractual Obligations table above.  As of September 30, 2011, the Company had $235.3 million and $10.6 million of New First Lien Notes and Cash Pay Second Lien Notes, respectively, which would result in an annual cash interest expense obligation of $34.4 million before giving effect to required principal reductions from excess cash flow.  No cash interest payments are payable in respect of Non-Cash Pay Second Lien Notes.

Off-Balance Sheet Transactions

As of September 30, 2011, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange risk is due to our international operations.  As of September 30, 2011, we had a $42.8 million liability for VAT denominated in Euros and $2.1 million of restricted cash denominated in Euros and Pounds held by foreign credit card processors, which represent substantially all of our foreign currency exchange rate exposure.  In addition, we have foreign currency exposure related to the net assets and operations of JigoCity which we acquired in September 2011. In addition, revenues derived from international websites are paid in advance primarily with credit cards and are denominated in local currencies.  Substantially all such currencies are converted into U.S.  dollars on the dates of the transactions at rates of exchange in effect on such dates and remitted to us and accordingly, is recorded based on the U.S. dollars received by us.  As a result, our foreign currency exchange risk exposure is not material and is limited to the amount of foreign exchange rate changes on any individual day on the portion of our net revenue received in other currencies.  Restricted cash held by foreign credit card processors and VAT liabilities denominated in foreign currencies are converted into U.S. dollars using current exchange rates in effect as of the balance sheet date.  Gains and losses resulting from transactions denominated in foreign currencies are recorded in the statement of operations.  The potential loss resulting from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates is approximately $4.5 million.  We do not utilize any currency hedging strategies.

Operations of JigoCity’s foreign subsidiaries are conducted in local currencies which represents their functional currencies. Balance sheet accounts of such subsidiaries are translated from foreign currencies into U.S. dollars at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process, which were not significant at September 30, 2011, are not included in the statement of operations, but will be included in accumulated other comprehensive income on the consolidated balance sheet.

Inflation Risk

We are subject to the effects of changing prices.  We have, however, generally been able to pass along inflationary increases in our costs by increasing the prices of our products and subscriptions.

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As a public company, we are now subject to the reporting requirement of the Sarbanes-Oxley Act of 2002.  Beginning immediately, we are required to establish and regularly evaluate the effectiveness of internal controls over financial reporting.  In order to maintain and improve the effectiveness of disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required.  We also must comply with all corporate governance requirements of Nasdaq Global Market, including independence of our audit committee and independence of the majority of our board of directors.

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

In September 2011, the Financial Accounting Standards Board issued new authoritative accounting guidance which will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial reporting process.

PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Our material pending legal proceedings are described in Note 16, “Contingencies” of our consolidated financial statement included elsewhere in this quarterly report on Form 10-Q and in our IPO Final Prospectus dated May 11, 2011, which was filed with the Securities and Exchange Commission on May 11, 2011 (File No.  333-156414).

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

On July 12, 2011, the Company acquired substantially all the assets of PerfectMatch.com, from Matrima, Inc. for approximately $2,000,000 in cash and 126,295 shares of common stock valued at $500,000 based on the closing price of the Company’s common stock on such date. The shares issued in connection with the acquisition of substantially all of the assets of PerfectMatch.com were issued pursuant to an exemption from registration under Section 4 (2) of the Securities Act of 1933.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  [Removed and Reserved]

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit No.	Description of Exhibit

2.1*	Agreement and Plan of Merger, dated as of September 7, 2011, by and among FriendFinder Networks Inc., JGC Holdings Limited, BDM Global Investment Ventures LLC and Anthony R. Bobulinski.

3.1
Amended and Restated Articles of Incorporation of FriendFinder Networks Inc. (incorporated by reference to Exhibit 3.4 filed with the Registrant's Registration Statement on Form S-1, as amended (File No.  333-156414), originally filed with the Securities and Exchange Commission (“SEC”) on October 13, 2009 (the "Form S-1")).

3.2
Amended and Restated Bylaws of FriendFinder Networks Inc. (incorporated by reference to Exhibit 3.5 filed with the Form S-1 as amended (File No. 333-156414), originally filed with the SEC on October 13, 2009.

10.1*	Equity Put Agreement, dated as of September 7, 2011, by and among FriendFinder Networks Inc., the Shareholders and Anthony R. Bobulinski, in his capacity as the Shareholders' representative.

10.2*	Registration Rights Agreement, dated as of September 7, 2011, by and among FriendFinder Networks Inc., Global Investment Ventures LLC and Anthony R. Bobulinski.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the corresponding exhibits to the Form 8-K filed on September 12, 2011.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  November 14, 2011