Form 10-K
period 2011-12-31
FriendFinder Networks Inc.
filed 2012-03-29
CIK 1451951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:

FriendFinder Networks Inc.
(Exact name of registrant as specified in its charter)
Nevada	13-3750988
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6800 Broken Sound Parkway, Suite 200	33487
Boca Raton, Florida	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (561) 912-7000
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the 15,040,351 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2011 (based on the last reported sales price of such stock on the NASDAQ Global Market on such date of $4.06 per share) was approximately $61.1 million.

As of March 27, 2012, the registrant had 31,455,477 shares of common stock outstanding.

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2012 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1.  Business

Company Overview

We are a leading internet and technology company providing services in the rapidly expanding markets of social networking and web-based video sharing. Our business consists of creating and operating technology platforms which run several of the most heavily visited websites in the world. Through our extensive network of more than 40,000 websites, since our inception, we have built a base of more than 530 million registrants and more than 340 million members in more than 200 countries. We are able to create and maintain, in a cost-effective manner, websites intended to appeal to users of diverse cultures and interest groups. We offer our members a wide variety of online services so that they can interact with each other and access the content available on our websites. Our most heavily visited websites include AdultFriendFinder.com, Amigos.com, AsiaFriendFinder.com, Cams.com, FriendFinder.com, BigChurch.com and SeniorFriendFinder.com. For the year ended December 31, 2011 we had net revenue, income from operations and net losses of $331.3 million, $62.1 million and $31.1 million, respectively.  As of December 31, 2011, we divide our business into two reportable segments: internet, which consists of social networking, live interactive video, premium content and social commerce websites; and entertainment, which consists of studio production and distribution, licensing and publishing.  For financial information regarding our two reportable segments, please refer to “Note P – Segment Information” in our consolidated financial statements included elsewhere in this Form 10-K.

Our revenues to date have been primarily derived from online subscription and paid-usage for our products and services. These products and services are delivered primarily through two highly scalable revenue-generating technology platforms:

•
Social Networking. Approximately 67% and 70% of our total net revenues for the years ended December 31, 2011 and 2010 were generated through our targeted social networking technology platform. Our social networking technology platform provides users who register or purchase subscriptions to one or more of our websites with the ability to communicate and to establish new connections with other users via our personal chat rooms, instant messaging and e-mail applications and to create, post and view content of interest. The content on our social networking sites is generated by our users for our users. Our social networking technology platform is extremely scalable and requires limited incremental cost to add additional users or to create new websites catering to additional unique audiences. As a result, we have been able to rapidly create and seamlessly maintain multiple websites tailored to specific categories or genres and designed to cater to targeted audiences with mutual interests. We believe that our ability to create and operate a diverse network of specific interest websites with unique, user-generated content in a cost-effective manner is a significant competitive differentiator that allows us to implement a subscription-fee based revenue model while many other popular social networking websites rely primarily upon free-access, advertising-based revenue models.

•
Live Interactive Video. Approximately 25% and 22% of our total net revenues for the years ended December 31, 2011 and 2010 were generated through our live interactive video technology platform. Our live interactive video technology platform is a live video broadcast platform that enables models to broadcast from independent studios throughout the world and interact with our users via instant messaging and video. Users are charged on a per-minute basis to interact with models. We pay a percentage of the revenues we generate to the studios that employ the models. We believe our live interactive video platform provides a unique offering including bi-directional and omnidirectional video and interactive features that allow models to communicate with and attract users through a variety of mediums including blogs, newsletters and video. As a result, many studios and their models prefer our platform given our audience size and international reach, and our users prefer our platform as a result of the quality and variety of our models, the reliability of our network and the diversity of interactive features our platform provides. In addition, we believe the reliability of our live interactive video technology platform is a key factor allowing us to maintain a large base of users.

In addition to our revenue-generating technology platforms, we have invested significant time and resources into developing our back-end marketing, analytics and billing technologies. Our marketing, analytics and billing technologies are the result of more than fifteen years of development work and are a key contributor to the success of our business. During that time, we have developed proprietary systems to allow our marketing affiliates to maximize their revenue for our mutual benefit. These systems include proprietary white-labeling solutions, in which we provide back-end technology solutions to permit affiliates and marketing partners to deliver our products and services while maintaining the affiliate's and marketing partner's own branding and style, self-optimizing ad spots, and a robust banner optimization engine that automatically chooses the best possible site and banner to promote in a given ad spot. Our marketing technology has also enabled the creation and continued growth of our network of more than 280,000 affiliates, which we believe is one of the largest of its kind in the world and a significant barrier to entry to potential and existing competitors. Similarly, our proprietary analytics technology provides us with an advantage relative to less sophisticated competitors by enabling us to estimate future revenue based on short-term response to our advertising campaigns, as well as providing for analysis of key data and metrics in order to optimize our marketing spend and maximize the revenues our websites generate. Our robust billing platform allows our customers to pay using many of the widely-adopted methods of e-commerce, both domestically as well as internationally. In addition, as a result of our size and technical sophistication, we can collect monies from regions and customers that other companies cannot, using payment methods that go beyond traditional credit card billing, like SMS billing.

We categorize our users into five categories: visitors, registrants, members, subscribers and paid users:

•
Visitors. Visitors are users who visit our websites but do not necessarily register. Visitors come to our websites through a number of channels, including by being directed from affiliate websites, keyword searches through standard search engines and by word of mouth. We believe we achieve large numbers of unique visitors because of our focus on continuously enhancing the user experience and expanding the breadth of our services.

•
Registrants. Registrants are visitors who complete a free registration form on one of our websites by giving basic identification information and submitting their e-mail address. For the years ended December 31, 2011 and 2010, we averaged 5.8 and 6.0 million new registrations on our websites each month. Some of our registrants are also members, as described below.

•
Members. Members are registrants who log into one of our websites and make use of our free products and services. Members are able to complete their personal profile and access our searchable database of members but do not have the same full-access rights as subscribers. For the years ended December 31, 2011 and 2010, we averaged more than 3.7 million and 4.1 million new members on our websites each month.

•
Subscribers. Subscribers are members who purchase daily, three-day, weekly, monthly, quarterly, annual or lifetime subscriptions for one or more of our websites. Subscribers have full access to our websites and may access special features. For the years ended December 31, 2011 and 2010, we had a monthly average of approximately 920 thousand and 1 million paying subscribers.

•
Paid Users. Paid users are members who purchase products or services on a pay-by-usage basis. For the years ended December 31, 2011 and 2010, we averaged approximately 2.9 million and 3.0 million purchased minutes by paid users each month.

We focus on the following key business metrics to evaluate the effectiveness of our operating strategies:

•
Average Revenue per Subscriber. We calculate average revenue per subscriber, or ARPU, by dividing net revenue for the period by the average number of subscribers in the period and by the number of months in the period. As such, our ARPU is a monthly calculation. For the years ended December 31, 2011 and 2010, our average monthly revenue per subscriber was $20.14 and $20.41. For more information regarding our revenue, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010."

•
Churn. Churn is calculated by dividing terminations of subscriptions during the period by the total number of subscribers at the beginning of that period. Our average monthly churn rate, which measures the rate of loss of subscribers, for the years ended December 31, 2011 and 2010 was approximately 16.2% and 15.9%.

•
Cost Per Gross Addition. Cost per gross addition, or CPGA, is calculated by adding affiliate commission expense plus ad buy expenses and dividing by new subscribers during the measurement period. Our CPGA for the years ended December 31, 2011 and 2010 was $43.11 and $46.33.

•
Average Lifetime Net Revenue Per Subscriber. Average Lifetime Net Revenue Per Subscriber is calculated by multiplying the average lifetime (in months) of a subscriber by ARPU for the measurement period and then subtracting the CPGA for the measurement period. Our Average Lifetime Net Revenue Per Subscriber for the years ended December 31, 2011 and 2010 was $81.12 and $81.80. While we monitor many statistics in the overall management of our business, we believe that Average Lifetime Net Revenue Per Subscriber and the number of subscribers are particularly helpful metrics for gaining a meaningful understanding of our business as they provide an indication of total revenue and profit generated from our base of subscribers inclusive of affiliate commissions and advertising costs required to generate new subscriptions.

In addition to our social networks and live interactive video platforms, we also offer professionally-generated content through our premium content technology platform, and our non-internet entertainment business. Approximately 1.6% and 1.4% and 6.7% and 7.0% of our total net revenues for the years ended December 31, 2011 and 2010, respectively, were generated via our premium content technology platform and our non-internet entertainment business, respectively. Through websites such as Penthouse.com and HotBox.com, our subscribers and paid users have access to our collection of more than 15,000 hours of professional video, which includes our library of more than 800 standard and high-definition full-length feature films and one million professionally produced images. We began shooting all of our content in 3D in September 2010. By the end of December 2011, we were producing more than 30 hours of 3D Content and 45 hours of HD content per month. Additionally, subscribers have access to editorial content, chat rooms and other interactive features. In addition to our online products and services, we also have a non-technology legacy entertainment business, in which we produce and distribute original pictorial and video content via traditional distribution channels, license the globally-recognized Penthouse brand to a variety of consumer product companies and entertainment venues and public branded men's lifestyle magazines.

Our Competitive Strengths

We believe that we have the following competitive strengths that we can leverage to implement our strategy:

•	Proprietary and Scalable Technology Platform.

Our robust, proprietary and highly scalable technology platform supports our social networking, live interactive video and premium content websites. We are able to use our customized back-end interface to quickly and affordably generate new websites, launch new features and target new audiences at a relatively low incremental cost. Our technology platform enables us to rapidly redeploy the architecture underlying our websites with new appearances and themes in order to create additional websites for our users. We believe that our ability to create new websites and provide new features is crucial to cost-effectively maintaining our relationships with existing users and attracting new users. Furthermore, our technology platform has also enabled us to create and continue to expand our affiliate network and to measure and optimize the efficiency of our marketing spend, allowing us to expand the number of visitors to our site in an economical manner.

•	Paid Subscriber-Based Model.

We operate social networking websites that allow our members to make connections with other members with whom they share common interests. Our members are able to post their profiles and other content of interest for free and our subscribers are then able to access this content for a fee. Our paid subscriber-based model of social networking websites is distinctly different from the business models of other free social networking websites whose users access the websites to remain connected to their pre-existing friends and interest groups.

•	Large and Diverse User Base.

We operate some of the most heavily visited social networking websites in the world, currently adding on average more than 5.8 million new registrants and more than 3.7 million new members each month. Since our inception, more than 530 million registrants and more than 340 million members have registered on our websites, with a majority of our members outside of the United States. Our websites are designed to appeal to individuals with a diversity of interests and backgrounds. We believe potential members are attracted to the opportunity to interact with other individuals by having access to our large, diverse user base. We believe that our broad and diverse international user base also represents a valuable asset that will provide opportunities for us to offer targeted online advertising to specific demographic groups and represents a substantial barrier to entry for potential competitors.

•	Large and Difficult to Replicate Affiliate Network and Significant Marketing Spend.

Our marketing affiliates are companies that market our services on their websites, allowing us to market our brand beyond our established user base. These affiliates direct visitor traffic to our websites by using our technology to place banners or links on their websites to one or more of our websites for a fee. As of December 31, 2011, we had more than 280,000 participants in our marketing affiliate program from which we derive a substantial portion of our new members and approximately 43% of our net revenues for the year ended December 31, 2011. For the year ended December 31, 2011, we made payments to marketing affiliates of approximately $64.9 million, a large portion of which was on a revenue share basis with the Company, as opposed to a pay-per-order basis. In addition, we spent $22.5 million on ad buy expenses during the same time period. We believe that the difficulty in building an affiliate network of this large size, together with our combined affiliate and advertising spend of approximately $87.4 million for the year ended December 31, 2011, presents a significant barrier to entry for potential competitors.

Our Strategy

Our goal is to enhance revenue opportunities while improving our profitability. We plan to achieve these goals using the following strategies:

•	Convert Visitors, Registrants and Members into Subscribers or Paid Users.

We continually seek to convert visitors, registrants and members into subscribers or paid users. We do this by constantly evaluating, adding and enhancing features on our websites to improve our users' experience. We also dynamically adjust offers and pricing to users based on a variety of factors such as geography, currency, payment system, country of origin, time of day or calendar date in order to encourage users to become subscribers or paid users.

•	Create Additional Websites and Diversify Offerings.

We are constantly seeking to identify groups of sufficient size who share a common interest in order to create a website intended to appeal to their interests. Our technology provides us with a scalable, low-cost capacity to quickly create and launch additional websites, such as new social networking websites, content-driven websites that serve as portals for user-generated and professional content and complementary FriendFinder branded websites, without substantial additional capital investment. Our extensive user database serves as an existing source of potential members and subscribers for new websites we create.

•	Expand into and Monetize Current Foreign Markets.

In 2011, nearly 72% of our members were outside the United States, but non-U.S. users accounted for less than half of our total net revenues. We seek to expand in selected geographic markets, including Southeast Europe, South America and Asia. Our geographic expansion, in conjunction with growth in alternative payment mechanisms — including credit card and non-credit card payments, such as pre-authorized debiting and mobile phone payments — in our targeted geographic areas should allow us to significantly increase our revenue and EBITDA.

•	Pursue Targeted Acquisitions.

We intend to expand our business by acquiring and integrating additional social networking websites, technology platforms, owners, creators and distributors of content and payment processing and advertising businesses. Our management team possesses significant mergers and acquisitions and integration expertise and regularly screens the marketplace for strategic acquisition opportunities.

•	Generate Online Advertising Revenue.

To date, online advertising revenue has represented less than .01% of our net revenue. With continued worldwide growth in this advertising segment, we see this as a significant growth opportunity. We believe that our broad and diverse user base represents a valuable asset that will provide opportunities for us to offer targeted online advertising to specific demographic groups. We believe we will be able to offer advertisers an opportunity to achieve superior results with advertisements that are well-targeted to their preferred demographic and interest groups. We intend to focus our advertising efforts on our general audience social networking websites and maintain our subscription-based model for our adult social networking websites.

Our Products and Services

Our products and services consist of our social networking, live interactive video and premium content websites and, to a lesser extent, the licensing of our Penthouse brand, the publishing of branded men's lifestyle magazines and the production and distribution of original video and pictorial content. For a discussion of our financial information for specific geographic areas, see "Note P — Segment Information" in our consolidated financial statements included elsewhere in this Form 10-K.

Social Networking Websites

The social networking aspect of our business is a cornerstone of our business model and is our largest source of revenue. We believe we are a leading provider of social networking websites in the world. These websites accounted for 67% of our net revenue for the year ended December 31, 2011.

We provide social networking and online personals services for members of diverse cultures, ethnicities and interest groups. Each website is built around a central theme, which often relates to the ethnicity or social interests of its members. These online communities are delivered in the language appropriate to the group targeted by the website, including:

• English	• German	• Portuguese
• Chinese	• Italian	• Spanish
• Dutch	• Japanese	• Swedish
• French	• Korean	• Tagalog

Membership on our social networking websites generally includes access to member-generated content including the ability to post a personal profile and photographs, create a social network, chat and instant message with other members, and search our database of member profiles as well as company-generated features and content such as contests, newsletters and articles as well as the loyalty program we administer. We believe that this variety of revenue-enhancing features encourages visitors to join as members. The ability to initiate communication with other members and subscribers via our e-mail communications platform and view the full profiles of the members in our database requires payment of a subscription fee. Depending on the specific website, subscribers also have access to additional functionality and increased or enhanced levels of services and content. Described below are several of the features that are accessible on many of our websites.

•
Blogs — Blogs are a simple way to create a regularly updated home page where members can express themselves, learn about others, get more noticed and attract new friends. There are numerous blogs, grouped by subject.

•	Chatrooms — Chatrooms are areas where members can discuss a specific topic or join rooms established by region. A private chatroom lets a member host a chat party by invitation only.

•
Contests — Contests are a means of engaging our members by offering rewards for member-generated content. Examples include Best Holiday Greeting Card, Silly Photos with Clever Captions and many more. Prizes include upgraded memberships, free points, DVDs, T-shirts and mugs.

•	Cupid Reports — Once a member has described an ideal match, the member is automatically notified by e-mail when a person matching that description becomes a member.

•	Friends Network — A member can invite specified members into a personal group, keep track of them, share private photos and send personalized bulletins.

•	Get Local — Websites list local events that are geographically targeted according to a member's location.

•
Groups — Groups are the place to find people who share interests and to develop new friendships. Members search for groups by topics, names or keywords and correspond, exchanging ideas. All groups have their own discussion boards and chatrooms, which facilitate communication and relationship building. Popular groups include "Single again? Let's get together!," "Dancing" and "Adventures, Romantic Getaways."

•	Instant Messaging — Two different types of our instant messaging system are available: a standard service and a faster Flash system, which offers extra options such as live video and sound.

•
Loyalty Program — Our point based loyalty program is designed to increase participation in our websites membership activities, such as participating in blogs and online magazines and creating video introductions as members are awarded points for participating in these activities. Points can be redeemed for other membership services such as upgraded memberships or more prominence of member profiles in online searches.

•
Newsletters — Our most popular websites periodically send newsletters to members, including photos and brief descriptions of other members, advice on enhancing one's profile to attract more responses from other members and practical tips on dating and relationships.

•
Online Magazine —At magazine pages, members can participate in many ways: read articles with expert advice on dating and relationships, enjoy fiction serials, submit their own articles, vote and comment on their reading, post original polls they have created, give advice and exchange opinions on various subjects, and view archives of articles.

•	Photo, Video and Voice Sharing — Members can post their photographs and create webcam video introductions and voice introductions of themselves, which generates member-to-member contact.

•
Posting Profiles — Members include personal details, such as city of residence and birthday, physical information, such as height and hair color, personal information, such as education, and occupation as well as other information. They describe themselves, specifying hobbies, the type of person they are seeking for a friend or for dating and can present up to 20 photographs. Members are encouraged to make their profiles as unique as possible by including personal details.

•
Search — Members can conduct searches for compatible members according to a substantial list of criteria, including gender, geographical proximity, availability of photos and interests. Search criteria can be saved for repeated use.

Website Data

Below is a list of each of our websites that had more than 100,000 registrants since its inception as of December 31, 2011. As of the year ended December 31, 2011, we had over 872 thousand subscribers.

Website	Description	Registrants Since Inception (in thousands)

AdultFriendFinder.com	Our most popular adult social networking and dating website.	274,427
Amigos.com	Spanish version of FriendFinder.com, translated into Spanish, Portuguese and English.	59,087
Cams.com	Adult content live interactive video website where members pay per minute to chat with models who broadcast on the website via their webcams.	49,602
AsiaFriendFinder.com	Chinese version of FriendFinder.com, features traditional and simplified Chinese character sets as well as an English interface.	46,204
GetItOn.com	Adult social networking and personals website where members from around the world log on to chat and view each other via their webcams.	19,952
FriendFinder.com	Website targeted toward singles looking for love, romance and marriage. Also includes many social networking aspects.	17,855

ALT.com	Alternative lifestyle personals website, catering to users with fetish, role-playing and other alternative sexuality interests.	16,682
OutPersonals.com	Adult-oriented dating website for gay men.	8,694
NoStringsAttached.com	Adult Discreet Relationship Site	5,399
Penthouse.com	Premium content-based website with varying levels of access to Penthouse pictorials, articles, videos and live webcams shows with Penthouse Pets.	5,346
IndianFriendFinder.com	Indian version of FriendFinder.com, where users can narrow their searches by specific criteria, including language, religion, diet, and caste.	3,474
GradFinder.com	Alumni directory where members can contact friends from elementary school through college.	3,456
BigChurch.com	Christian dating website with searchable bible passages and daily bible chapter e-mails.	2,614
SeniorFriendFinder.com	Website targeted toward people over 40 years of age.	2,458
FrenchFriendFinder.com	French version of FriendFinder.com, translated into French and English.	2,090
FilipinoFriendFinder.com	Filipino version of FriendFinder.com, translated into Tagalog and English.	2,068
GermanFriendFinder.com	German version of FriendFinder.com, translated into German and English.	1,504
FastCupid.com	Social networking and personals website for dating, romance and friendship.	1,422
GayFriendFinder.com	Dating website for gay men.	1,285
Bondage.com	World’s largest BDSM community	1,282
ItalianFriendFinder.com	Italian version of FriendFinder.com, translated into Italian and English.	1,188
KoreanFriendFinder.com	Korean version of FriendFinder.com, translated into Korean and English.	1,075
Millionairemate.com	Dating website targeted toward like-minded people who understand that intelligence, success and drive are key elements to attraction.	994
stripshow.com	Low cost cams site which offers group viewing	911
JewishFriendFinder.com	Jewish dating website.	644
icams.com	Cams site dedicated to amateur videos	604
AllPersonals.com	Allows users to join multiple top personal sites at one time	304
Slim.com	Health and wellness website.	148
HotBox.com	Premium content-based website that allows members to search a database of adult movies by favorite actor or by category of movie.	119

Internet Privacy

Our privacy principles represent the continuing evolution of our long-standing commitment to consumer privacy. Our privacy principles related to our internet websites and services provide for consumer notice, choice and data security. Our privacy principles include:

•
Notice. Users are provided meaningful notice about the information collected and used for internet related advertising. Users visiting our websites are provided notice via links to our privacy policies usually located on every one of our web pages and other methods of the types of individual information collected for advertising purposes, the technologies employed to collect such information, and how such information is used, including if applicable that other companies operate on the website and may collect such information.

•
Choice. Users are provided with a choice on how certain information is used. We provide for an opt-out mechanism for e-mail advertising and members of our social networking websites have access to a control panel that allows them to make choices on the type of data that is stored on our servers or made available to the public or other members using our websites.

•
Security. We strive to provide reasonable security for consumer data. Our security methods are based on the sensitivity of the data, the nature of the services provided, the types of risks related to such data and the reasonable protections available to us for practical implementation. We require our business service providers, such as credit card processors, to contractually maintain appropriate information security procedures based upon the sensitivity of the data and industry practices. We also ask registrants and members to provide their age and we review all member-generated content prior to its appearing on our websites.

•
Responsiveness. Users have a readily accessible means to contact us to express concerns and complaints regarding privacy matters and we have a team associated with handling such concerns and complaints.

Most of our web pages have a link directly to a web based form for providing complaints to us for processing.

Live Interactive Video Websites

Our live interactive video websites, such as Cams.com, are a broadcast platform that enables models with a camera and a broadband internet connection to broadcast to an audience of users of any size. These websites represented approximately 24.6% of our net revenue for the year ended December 31, 2011. On these websites we offer an interactive webcam service where users can contact models, visually see them and communicate via on-screen text messaging or via webcam to webcam. The models broadcast from independent studios throughout the world to a group of our users. The models interact with a group of users until an individual user requests a private one-on-one experience at which time the per-minute usage charge begins and the screen is blocked to all but the user who is being charged. In some cases, other users are permitted to view the private session for a fee but not interact with the model. In addition to the pay-by-usage service, we offer subscription-based payment options that provide discounts on the pay-per-usage services. The majority of the revenues we generate from these websites are from users who may not be subscribers but provide a credit card for payment under the pay-by-usage plan. For the year ended December 31, 2011, we paid approximately $25.0 million to models and to the studios that employ them.

Premium Content Websites

We operate a number of websites with premium content, such as Penthouse.com and HotBox.com. These websites represented approximately 1.6% of our net revenue in the year ended December 31, 2011. Premium content is professionally-generated content as opposed to member-generated content. These websites provide subscribers and paid users access to our collection of more than 15,000 hours of professional video, which includes our library of more than 800 standard and high-definition full-length feature films. Our subscribers also have access to our collection of over one million professionally produced images. Additionally, subscribers have access to editorial content, chat rooms and other interactive features.

We believe that we are one of the few companies that produce high quality, high definition video productions available on the internet. In 2011, we averaged 217.5 hours of high definition productions per calendar quarter using a combination of freelance and contract directors. Our programming is available on television in the United States, Latin America, Europe and Asia.

We derive revenue through third party license agreements for the distribution of our programming in which we may receive a percentage of the subscription fee paid by the customer, a percentage of the single program or title fee purchased by the customer, a fixed fee for the licensed program, or a combination of the above. Our fixed fee contracts may receive a fixed amount of revenue per title, group of titles or for a certain amount of programming during a period of time.

Technology Platform

We have developed a robust, highly scalable technology platform over the last ten years, which is supported by approximately 127 architects, programmers and designers as of December 31, 2011. Our proprietary technology platform operates on more than 2,000 internal network and storage devices and allows us to add new registrants and members and additional websites at a very low incremental cost. In addition, we have developed a wide array of technologies to support our affiliate program, our billing processes, content management and translation and for business analytics.

Our technology platform allows us to collect and sort a variety of data which permits us to monitor all areas of our business and increase the traffic and revenue to our websites. We collect and evaluate information related to the activity of the users on our websites, the nature of our users and the processing of information on our servers.

The data we collect concerning our users' activities on our websites includes:

• number of users	• number of registrants completing registration
• number of paid subscriptions	• number of messages sent
• number of images uploaded	• number of customer service requests
• number of blogs created	• number of videos uploaded and viewed

The data we collect concerning the nature of our users includes:

• referring link/domain	• referring affiliate/ad buy/traffic source
• country	• language
• gender	• email domain

Statistics monitored on a per-server basis include:

• number of requests served	• time spent per request
• central processing unit utilization	• memory utilization
• disc utilization

We have developed a substantial portfolio of technology-related intellectual property assets. Almost every aspect of our technology, including software code and network architecture, is developed in-house and designed to help optimize our website performance. For example, our content management system enables translation of our websites into a dozen languages or rebranding to address certain target or niche audiences, and our billing software quickly allows the addition of new billing sources.

With respect to marketing technologies, our in-house monitoring systems provide analytical tools during every stage of the "sales funnel" and help us to react quickly to changes in user or potential member behavior. Sophisticated live A-B testing in which we run controlled blind tests in different control groups enables us to determine how a website design element affects our business.

Finally, our in-house developed and maintained software also allows us to provide our third-party advertisers and affiliates with near real-time statistics so that they can monitor their performance and quickly make necessary adjustments. Similarly, we can provide these advertisers with a variety of improved business models based upon the efficiency of their traffic source.

Licensing of Penthouse Brand

We license the Penthouse name, logos, trademarks and artwork for the manufacture, sale and distribution of consumer products. Licensing represented approximately 0.7% of our net revenue in the year ended December 31, 2011. We work with our U.S. and international licensees to develop, market and distribute Penthouse-branded products, including books, apparel, accessories, lingerie, shoes and novelties. We have six international editions of Penthouse magazine and its associated magazines and digests available in 10 countries. We continually seek to expand our licenses and products in new markets and retail categories both domestically and internationally.

We also license our Penthouse brand to 14 upscale gentlemen's clubs and nightclubs. We actively seek to expand our location-based entertainment business, and we are in negotiations on a number of other locations in the United States, Europe and Asia. Our licensing arrangements require limited capital investment or expense on our part.

Magazine Publishing

Penthouse magazine and its related publications are our branded men's lifestyle publications offering a combination of pictorials, editorial content and humor. We also publish several other adult-oriented magazines and digests. Magazine Publishing represented approximately 2.9% of our net revenue in the year ended December 31, 2011. We believe that Penthouse magazine plays a key role in driving the continued popularity and recognition of the Penthouse brand. Accordingly, in the past few years we made significant changes to Penthouse magazine in order to appeal to a wider customer base. We softened the magazine's pictorial content to improve newsstand positioning and attract a wider national advertising base, and we added editorial content covering sports, music, video and gaming in order to attract additional categories of advertisers and new readers, primarily targeting 21 to 39 year old males. This resulted in the magazine re-entering sales channels in retail establishments. Our advertising base has expanded to now include tobacco, liquor, apparel, footwear, toiletries, men's grooming, consumer products and direct-response companies.

Broadcasting

We produce professionally generated original adult video and pictorial content in high-definition and standard definition formats, which in addition to providing superior quality resolution on our websites, gives us the flexibility to convert the content into different media and market it through a wide range of broadcast distribution channels including cable, satellite, internet protocol television, or IPTV and mobile devices. Broadcasting accounted for 3.1% of our net revenue in the year ended December 31, 2011. We operate three high-definition channels by satellite serving Europe and the Middle East. These channels are also available via terrestrial cable and IPTV.

Payment for Our Internet Products and Services

We derive our revenue primarily from subscriptions. Our users can purchase daily, three-day, weekly, monthly, quarterly, annual or lifetime subscriptions that give them access to all members' full profile information and the ability to contact other members in one-on-one e-mail correspondence. During the years ended December 31, 2011 and 2010, our monthly ARPU across our subscriber base was $20.14 and $20.41, respectively. Monthly subscription fees and ARPU tend to be lower on our non-adult-oriented or general interest websites. All subscriptions are charged in advance and we recognize the revenue over the terms of such subscriptions. Subscribers on a majority of our websites can upgrade their subscription level for an additional cost in order to have access to additional features and content. On average, our subscribers maintain their subscriptions for approximately six months.

On our live interactive video websites, our users are primarily paid users who purchase products and services on a pay-by-usage basis, and some users pay a monthly fee for access to the websites. During the years ended December 31, 2011 and 2010, these websites averaged a usage fee of $2.34 and $2.15 per minute, respectively. The paid users purchase minutes in advance of their use and draw down on the available funds as the minutes are used.

Our internet-based business does not carry customer receivables on the balance sheet since our products and services are paid for in advance. Subscribers pay for products and services on our websites using several payment methods including credit card and non-credit card payments, such as preauthorized bank account debiting, regular bank transfers, e-money and mobile phone payments. As of December 31, 2011, credit card payments represented approximately 94.5% of our total payments while other payment methods represented 5.5% of our total payments, which we consider to present a significant opportunity for growth. We have maintained long-standing relationships with merchant banks and have more than 28 merchant bank accounts. Our technology platform includes proprietary anti-fraud measures to protect us against unauthorized use of credit cards and fraudulent activity on our websites. As a result, at December 31, 2011, our credit card chargeback rate was approximately 0.98% of the transactions processed and the reserves the banks require us to maintain approximately 3.3% of our total net revenues.

Internet Product and Feature Development

We believe we are at the leading-edge of creating, implementing and commercializing advanced features and product enhancements to our websites. We continually evaluate and add features to our websites to improve our users' experience. New features and designs are tested on a statistically significant sample of our user base, and features and designs are released to the entire user base only after satisfactory results are achieved. We believe the release of new features and designs results in new registrants and members, increased member loyalty, the purchase of additional services on our websites, and increased visitation and utilization of our other websites and services.

Marketing

Our marketing primarily consists of our marketing affiliates program and online advertising.

Marketing Affiliates Program

Our marketing affiliates are companies that operate websites that market our services on their websites. Our affiliates' websites cover a wide range of content and interests. Our affiliates direct visitor traffic to our websites by using our technology to place banners or links on their websites to one or more of our websites. When a visitor to an affiliate's website clicks on the banner or link, the visitor will be directed to one of our websites. In addition, we maintain more than 40,000 private label websites for our affiliates that provide a seamless, turnkey outsourced solution using our technology platform for social networking and live interactive video websites. Many of these websites have the look and feel of the affiliate's website with the affiliate's logo and website name but are operated by us. Users who click through the affiliate's website are tagged with the affiliate's identifier that tracks the user to calculate the payment due to the affiliate. Private labeling allows our affiliates to preserve their brand while generating revenue for us. Generally our websites have different programs from which our affiliates may derive revenue.

Our affiliates may derive revenue based on:

•	a percentage of revenue generated and collected;

•	per registrant or member; and

•	per subscriber.

With more than 280,000 participants registered in our affiliate marketing program, we believe our affiliate network is one of the largest in the world and one of the highest paying programs in the industry. We do not typically have exclusive arrangements with our affiliates and some of our affiliates may also be affiliates for our competitors. We provide our affiliates with daily updated statistics, bi-monthly payments and technical support. Our affiliates are required to comply with a strict code of conduct, including a strict prohibition on spam and spyware and mandated compliance with our regulatory restrictions. We believe that as a result of these policies, the quality of our visitor traffic is enhanced.

Online Advertising

Another method we use for marketing our websites is by purchasing prepaid advertising, or ad buys, which consists primarily of pay-per-click keyword advertising on major search engines and advertising on third party websites via banner advertisements and ad networks. Through the use of our technology, we analyze returns and estimate the long-term revenue that a particular advertising program will generate after only a few days of monitoring traffic. This allows us to test different text, formats, placements and graphics relating to marketing programs on a cost effective basis, where we are able to analyze activity, estimate results and quickly and efficiently make changes to the program if necessary.

Competition

As an internet-based social networking and multimedia entertainment company we operate in several submarkets within a highly competitive but fragmented industry. We compete with a number of large and small companies that provide a range of internet products and services including adult-oriented communities and adult content websites, general audience communities and internet personals websites. We believe that the primary competitive factors in social networking and online communities are functionality, brand recognition, member affinity and loyalty, ease-of-use, quality of service, reliability and critical mass. We believe the primary competitive factors in our entertainment segment is brand recognition, video and pictorial content. While our management does not believe there is another company with whom we compete across all the areas of our business, we tend to compete with companies in four categories, with some overlap among these categories:

•
Social Networking Websites — Unlike most other social networking websites which are free, we have a paid subscription-based business model, which we believe is a significant competitive advantage. Our adult-themed community websites from which the majority of our revenue and earnings are derived, including AdultFriendFinder.com, do not directly compete with other general interest social networking websites because of the adult nature of the content. Our general audience websites, which contribute substantially less of our revenue and earnings, compete with other companies offering social networking websites such as MySpace, Inc., Facebook, Inc. and Friendster, Inc. Our general audience websites provide a wide range of social networking tools including blogs, chatrooms and messaging similar to our competitors. We also believe that a significant advantage to our websites is the ease with which members meet other members who were not known to them prior to joining our network.

•
Internet Personals Websites — We compete with certain elements of the internet personals business provided by companies including Match.com, L.L.C., Yahoo!Personals, a website owned and operated by Yahoo! Inc., Windows Live Profile, run by Microsoft Corporation, eHarmony, Inc., Lavalife Corp., Plentyoffish Media Inc. and Spark Networks Limited websites, including jdate.com, americansingles.com and relationships.com, as well as companies offering adult-oriented internet personals websites such as Cytek Ltd., the operator of SexSearch.com, and Fling Incorporated.

•
Adult Audience Websites — We compete with many adult-oriented and live interactive video websites, such as RedTube.com, Pornhub.com, YouPorn.com, Playboy.com and LiveJasmin.com. These websites are largely distinguished by the quality of the video and the quantity and caliber of the video content. We continue to seek to be at the forefront of video technology by seeking to offer our users the best available experience. As adult content receives wider mainstream acceptance, we expect our websites to benefit from an increased volume of member-generated content that will enhance our large library of adult content which is frequently updated and refreshed.

•
Adult Entertainment Providers — We compete with other publishers of branded men's lifestyle magazines, such as Maxim and Playboy, and we compete with other producers of adult pictorial and video content, such as Playboy Enterprises Inc., tmc Content Group AG and Total Media Agency.

Intellectual Property

Our Penthouse mark has been in use since 1965 and is a globally recognized brand in the adult entertainment industry. Through continuous and widespread use, we have developed strong trademark rights or brand recognition in numerous trademarks, including Penthouse Forum, Penthouse Variations, Penthouse Letters, the One Key Logo and Three Key Logo, Pet Of The Year, Pet Of The Month and Penthouse Pet, as well as the AdultFriendFinder, FriendFinder, FastCupid, PerfectMatch.com, ALT.com, Bondage.com, OutPersonals.com and FriendFinder trademarks used in our internet social networking and online personals business. We have developed the "FriendFinder" service mark and its many variations, including AdultFriendFinder, SeniorFriendFinder, FrenchFriendFinder, Asia FriendFinder and India FriendFinder.

We currently own and maintain approximately 100 U.S. trademark registrations and applications and more than 950 foreign trademark registrations and applications. We have generated very large volumes of written, visual and audiovisual content, including over one million photographic images. We own and maintain hundreds of U.S. copyright registrations covering our magazines and videos. As our intellectual property assets are one of the keys to our continued growth and success, we enforce our rights against infringers as is reasonably prudent. We regularly evaluate and grant requests to license our brands and content and participate in other commercial ventures by contributing trademark and content licenses.

We devote substantial resources to the establishment, protection and enforcement of our trademarks and other proprietary rights. However, our actions to establish, protect and enforce our trademarks and other proprietary rights may not prevent imitation of our products, services or brands or control piracy by others or prevent others from claiming violations of their trademarks and other proprietary rights by us. There are factors outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet. We are, from time to time, subject to claims of infringement of third party patents and trademarks and other violations of third party intellectual property rights. Any infringement or related claims, even if not meritorious, may be costly and time-consuming to litigate, may distract our management from other tasks of operating the business and may result in the loss of significant financial and managerial resources, which could harm our business, financial condition or operating results. If we are not successful in defending against such claims, our financial condition or operating results would be materially adversely affected.

Successful claims against us could also result in us having to seek a license to continue our practices, which may significantly increase our operating burden and expenses, potentially resulting in a negative effect on our business, financial condition and results of operations and such license may not be offered to us at all, which could severely restrict or hinder our business and impact the value of our business.

Employees

As of December 31, 2011, we had approximately 687 full-time employees and 5 part-time employees, none of whom is represented by a collective bargaining agreement. We believe we maintain a satisfactory relationship with our employees.

Government Regulation

We are subject to a number of foreign and domestic laws that affect companies conducting business on the internet. In addition, laws relating to user privacy, freedom of expression, content, advertising, information security, internet obscenity and intellectual property rights are being considered for adoption by many countries throughout the world. We face risks from some of this proposed legislation that could be passed in the future.

In the United States, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could expose us to liability.

A range of other laws and new interpretations of existing laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights. Portions of the Communications Decency Act are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the Digital Millennium Copyright Act and Communications Decency Act in conducting our business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these laws or limit our ability to operate certain lines of business. The Children's Online Privacy Protection Act restricts the ability of online services to collect information from children under 13. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California's Information Practices Act. The costs of compliance with these laws may increase in the future as interpretations change. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Similarly, the application of existing laws prohibiting, regulating or requiring licenses for certain businesses of our advertisers, including, for example, online gambling, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms, can be unclear. Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our users.

We also face risks related to investigations and prosecutions involving our adult content. Current or future government officials may choose to increase enforcement of obscenity laws and government officials could also change or interpret current laws in a manner that is unfavorable to our business. U.S. government officials could amend or construe and seek to enforce more broadly or aggressively the adult content recordkeeping and labeling requirements set forth in 18 U.S.C. Section 2257 and its implementing regulations in a manner that is unfavorable to our business. In addition, court rulings may place additional restrictions on adult content affecting how people interact on the internet, such as mandatory web labeling.

We also face risks relating to government failure to preserve the internet's basic neutrality as to the services and websites that users can access through their broadband service providers, as governments can arbitrarily choose to block websites. Such a failure to enforce network neutrality could limit the internet's pace of innovation and the ability of large competitors, small businesses and entrepreneurs to develop and deliver new products, features and services, which could harm our business.

We are also subject to federal, state and foreign laws regarding privacy and protection of user data. We post on our website our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could potentially harm our business. In addition, the interpretation of data protection laws, and their application to the internet, in the United States, Europe and other foreign jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to protect our users' privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure.

Our Initial Public Offering

On May 16, 2011, we issued 5,000,000 shares of common stock at a price of $10.00 per share and completed our initial public offering. We raised gross proceeds of $50.0 million, less underwriting fees and commissions of 7.25% of the gross proceeds, or $3.6 million, and incurred other offering expenses of $2.9 million to be paid from the proceeds of the offering, resulting in $43.5 million of net proceeds. In addition, we had incurred and paid as of December 31, 2010, $13.3 million of offering costs, which were included in deferred offering costs in the accompanying balance sheet at December 31, 2010 and written off by a charge to capital in excess of par value in the quarter ended June 30, 2011.

On May 19, 2011, we redeemed $37,832,000 of our Senior Secured Notes and $1,709,000 of our Cash Pay Notes for a total of $39,541,000 principal amount of New Financing Notes redeemed from the net proceeds of our IPO and incurred a loss on extinguishment of debt estimated to be approximately $7.3 million. As of December 31, 2011, the outstanding principal amounts of the Senior Secured Notes, Cash Pay Notes and Non-Cash Pay Notes were $228.4 million, $10.3 million and $265.3 million, respectively.

Recent Developments

In July 2011, we acquired, through one of our subsidiaries, PerfectMatch.com, an online relationship service helping adults seeking successful, lasting connections. We paid approximately $2.5 million in cash and stock to acquire the assets of the website. PerfectMatch.com uses the Duet® Total Compatibility System, a system which analyzes the "whole person" to find friends, taking into account each member's personality, values and ideals, life and love-style preferences to identify and find the person right for them. The acquisition of this website and related assets adds to our portfolio of general audience social networking websites.

In September 2011, we acquired, through one of our subsidiaries, BDM Global Ventures Ltd., the company which owns the operations of JigoCity. The acquisition was completed pursuant to an Agreement and Plan of Merger entered into on September 7, 2011 among us, JGC Holdings Limited, our wholly-owned subsidiary, BDM Global Ventures Limited, which we refer to as BDM, Global Investment Ventures LLC and Anthony R. Bobulinski, which we refer to as the Merger Agreement. Under the terms of the Merger Agreement, the shareholders of BDM, in exchange for their outstanding shares and options in BDM and its subsidiaries, received merger consideration consisting of 1,555,555, shares of our common stock, 500,000 of which will be held in escrow until no later than December 31, 2012, and warrants exercisable into 6,436,851 shares of our common stock with exercise prices ranging from $5-$18 per share with an expiration date of December 31, 2021. Pursuant to an equity put agreement we entered into, the shareholders of BDM have the option to sell all of the shares of our common stock and warrants issued as merger consideration back to us in exchange for the return of 70% of the equity in BDM if the volume-weighted average price of our common stock fails to equal or exceed $12.00 per share during any 10 trading day period principally between the closing date and the later of June 30, 2014 and the date upon which our current indentures are fully discharged, or if an "indenture modification" is made, as defined in the equity put agreement, the later of June 30, 2014 and the date the indenture modification takes place (the later date hereinafter referred to as the "Vesting Date"). The equity put agreement provides that the put right shall become exercisable at the sole discretion of the shareholders' appointed representative during the period commencing on the Vesting Date and expiring sixty (60) days thereafter. Additionally, if the shareholders of BDM exercise the put right, we have the right to pay them in our common stock and/or cash, having a combined value as of the later of the above dates equal to the product of (i) 2,209,414 shares of common stock (subject to dilutive adjustment) and (ii) the difference between the highest 10 day volume-weighted average price attained by our common stock during such period and $12.00, in which case the put right terminates. Pursuant to a registration rights agreement, we also granted demand registration rights under certain circumstances, with respect to the shares of our common stock and warrants issued as merger consideration. JigoCity is a global social commerce organization committed to providing members with high quality daily deals that are relevant to their individual lifestyles. The acquisition of JigoCity adds to our portfolio a social commerce company and what we believe will be an additional avenue to monetize our foreign markets.

In March 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% First Lien Notes due 2013, also referred to as New First Lien Notes and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders (as defined in such Indentures) and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indentures provides, among other things, that the Consolidated EBITDA minimum requirement (as defined in each indenture) be reset.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, is payable in cash to the holders of record of its New First Lien Notes and Cash Pay Second Lien Notes on March 31, 2012.  For more information, see Note V to the Company’s Audited Financial Statements as of December 31, 2011 and 2010 and the years ended December 31, 2011, 2010 and 2009.

Our Corporate Information

Our executive offices are located at 6800 Broken Sound Parkway, Suite 200, Boca Raton, Florida 33487 and our telephone number is (561) 912-7000. Our website address is www.ffn.com. The information contained in, or accessible through, our website is not part of this Form 10-K.

Item 1A.  Risk Factors

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this annual report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that forward-looking statements in this document speak only as of the date of this annual report on Form 10-K and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

Risks Related to our Indebtedness

Our high level of indebtedness could make obtaining additional capital resources difficult and could materially adversely affect our business, financial condition, results of operations and our growth strategy.

As of December 31, 2011, the outstanding principal balances under our New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes, were $228.4 million, $10.3 million and $265.3 million, respectively. We will require additional capital resources in the future and there can be no assurance that such funds will be available to us on favorable terms, or at all. The unavailability of funds could have a material adverse effect on our financial condition, results of operations and ability to expand our operations. Our high level of indebtedness could materially adversely affect us in a number of ways, including the following:

•	we may be unable to obtain additional financing for working capital, capital expenditures, acquisitions, repayment of debt at maturity and other general corporate purposes;

•	a significant portion of our cash flow from operations must be dedicated to debt service, which reduces the amount of cash we have available for other purposes;

•	we may be disadvantaged as compared to our competitors, such as in our ability to adjust to changing market conditions, as a result of the amount of debt we owe;

•	we may be restricted in our ability to make strategic acquisitions and to exploit business opportunities; and

•	additional dilution of stockholders may be required to service our debt.

Moreover, the Indentures governing our Notes contain covenants that limit our actions. These covenants could materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interest. The covenants limit our ability to, among other things:

•	incur or guarantee additional indebtedness;

•	repurchase capital stock;

•	make loans and investments;

•	enter into agreements restricting our subsidiaries' abilities to pay dividends;

•	grant liens on assets;

•	sell or otherwise dispose of assets;

•	enter new lines of business;

•	merge or consolidate with other entities; and

•	engage in transactions with affiliates.

If we do not maintain certain financial ratios, satisfy certain financial tests and remain in compliance with the Indentures governing our Notes, we may be restricted in the way we run our business.

The Indentures governing our Notes contain certain financial covenants and restrictions requiring us to maintain specified financial ratios and satisfy certain financial tests. As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing, compete effectively or take advantage of new business opportunities.

Our failure to comply with the covenants and restrictions contained in our Indentures could lead to a default under these instruments. If such a default occurs and we are unable to cure such default or obtain a waiver, the holders of the debt in default could accelerate the maturity of the related debt, which in turn could trigger the cross-default and cross-acceleration provisions of our other financing agreements. If any of these events occur, we cannot assure you that we will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that we will be able to find additional or alternative financing to refinance any such accelerated obligations on terms acceptable to us or on any terms.

In March 2012, we amended the Indentures governing our Notes to amend certain financial covenants and restrictions, including restrictions requiring us to maintain specified financial ratios and satisfy certain financial tests.  For more information, see Note V to the Company’s Audited Financial Statements as of December 31, 2011 and 2010 and the years ended December 31, 2011, 2010 and 2009.

We have defaulted on certain terms of our indebtedness in the past and we cannot assure you that we will be able to remain in compliance with these covenants in the future and, if we fail to do so, we cannot assure you that we will be able to cure such default, obtain waivers from the holders of the debt and/or amend the covenants as we have in the past. For example, on February 4, 2011, excess cash flow payments of $10.5 million and $0.5 million were paid under our Indentures to the holders of the Senior Secured Notes and Cash Pay Notes, respectively, which payments were in amounts equal to 102% of the principal amounts repaid, amounting to total principal reductions of $10.3 million and $0.5 million for the Senior Secured Notes and Cash Pay Notes, respectively. In the process of calculating the excess cash flow payments on February 4, 2011, we inadvertently used the methodology we applied pursuant to our previously existing note agreements, rather than the methodology from the New Financing.

This error resulted in underpayments of $3.9 million on the Senior Secured Notes and $0.2 million on the Cash Pay Notes, causing an event of default under each of those notes. Upon discovery of the error on February 28, 2011, we recalculated the excess cash flow payments and, on March 2, 2011, we made additional excess cash flow payments in amounts sufficient to cure the underpayments and cure the related event of default, which resulted in further principal reductions of $3.8 million and $0.2 million for the Senior Secured Notes and Cash Pay Notes, respectively.

If events of default occur in the future under any of the Indentures for our Notes and our efforts to cure such events of default are unsuccessful, it could result in the acceleration of our then-outstanding debt. If all of our indebtedness was accelerated as a result of an event of default, we may not have sufficient funds at the time of acceleration to repay most of our indebtedness and we may not be able to find additional or alternative financing to refinance any such accelerated obligations on terms acceptable to us or on any terms, which could have a material adverse effect on our ability to continue as a going concern.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

To service our indebtedness, including our Notes, we will require a significant amount of cash.  Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our existing cash balances and our ability to generate significant cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not be able to generate sufficient cash flow from operations or future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or debt securities, including the Notes, or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to complete such refinancing on commercially reasonable terms or at all.

We may not be able to satisfy our repayment obligations in the event of a change of control because we may lack the funds to do so.

Upon a change of control, each holder of the Notes will have the right to require us to repurchase their Notes in full at 110% of their principal amount, plus accrued and unpaid interest to the date of repurchase. Any future agreement governing any of our indebtedness may contain similar provisions. Accordingly, it is possible that we will not be able to satisfy our repurchase obligations of the Notes and future indebtedness upon a change of control because we may not have sufficient funds available to do so.

We breached certain covenants contained in our previously existing note agreements and our Indentures. If we were to breach the covenants contained under our Indentures, which include that we must maintain certain financial ratios, satisfy certain financial tests and remain in compliance with our Indentures, we may be restricted in the way we run our business.

Our previously existing note agreements required, and the Indentures governing our Notes require us to maintain certain financial ratios as well as comply with other financial covenants relating to minimum consolidated EBITDA and minimum consolidated coverage ratio and permitted investments. We and INI failed to comply with certain covenants contained within some of our previously existing note agreements and our Indentures.  In March 2012, we amended the Indentures governing our Notes to amend certain financial covenants and restrictions, including restrictions requiring us to maintain specified financial ratios and satisfy certain financial tests.  For more information, see Note V to the Company’s Audited Financial Statements as of December 31, 2011 and 2010 and the years ended December 31, 2011, 2010 and 2009.

There may not be sufficient collateral to pay all or any portion of the Notes.

No appraisals of any collateral have been prepared. The value of collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. By their nature, some or all of the pledged assets may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as collateral for the Notes and the guarantees of the Notes could be impaired in the future as a result of changing economic conditions, our failure to implement our business strategy, competition or other future trends or uncertainties.

The proceeds of any sale of the collateral following a default by us may not be sufficient to satisfy the amounts due on the Notes. No appraisal of the fair market value of the collateral has been prepared and we therefore cannot assure you that the value of the noteholders' interest in the collateral equals or exceeds the principal amount of the Notes.  In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us, holders of the Notes will only be entitled to post-petition interest, fees, costs or charges under U.S. bankruptcy laws to the extent that the value of their security interest in the collateral is greater than the amount of their pre-bankruptcy claim.  Holders of the Notes that have a security interest in collateral with a value equal or less than their pre-bankruptcy claim will not be entitled to post-petition interest under U.S. bankruptcy laws and will only have an unsecured claim against FFN, INI and the subsidiary guarantors to the extent of such shortfall.

Risks Related to our Business and Industry

We have a history of significant net losses and we may incur additional net losses in the future, which have had and may continue to have material consequences to our business.

We have historically generated significant net losses. As of December 31, 2011, we had an accumulated deficit of approximately $261.8 million. For the years ended December 31, 2011, 2010 and 2009, we had net losses of $31.1 million, $43.2 million and $41.2 million, respectively. We expect our operating expenses will continue to increase during the next several years as a result of additional costs incurred related to our status as a public company, the promotion of our services and the expansion of our operations, including the launch of new websites and entering into acquisitions, strategic alliances and joint ventures. If our revenue does not grow at a substantially faster rate than these expected increases in our expenses or if our operating expenses are higher than we anticipate, we may not be profitable and we may incur additional losses, which could be significant. Our net losses cause us to be more highly leveraged, increase our cost of debt and make us subject to certain covenants which limit our ability to grow our business organically or through acquisitions.

Most of our revenue is currently derived from subscribers to our online offerings and a reduction in the number of our subscribers or a reduction in the amount of spending by our subscribers could harm our financial condition.

Our internet business generated approximately 93.3% of our revenue for the year ended December 31, 2011 from subscribers and other paying customers to our websites. For more information regarding our revenue, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations." We must continually add new subscribers to replace subscribers that we lose in the ordinary course of business due to factors such as competitive price pressures, credit card expirations, subscribers' perceptions that they do not use our services sufficiently and general economic conditions. Our subscribers maintain their subscriptions on average for approximately six and a half months. Our business depends on our ability to attract a large number of visitors, to convert visitors into registrants, to convert registrants into members, to convert members into subscribers and to retain our subscribers. As of December 31, 2011, we had approximately 872 thousand current subscribers. For more information about our key business metrics including, but not limited to, the number of subscribers and the conversion of members to subscribers, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Internet Segment Historical Operating Data." If we are unable to provide the pricing and content, features, functions or services necessary to attract new subscribers or retain existing subscribers, our operating results could suffer. To the extent free social networking and personals websites, or free adult content on the internet, continue to be available or increase in availability, our ability to attract and retain subscribers may be adversely affected. In addition, any decrease in our subscribers' spending due to general economic conditions could also reduce our revenue or negatively impact our ability to grow our revenue.

We face significant competition from other websites.

Our adult-oriented websites face competition for visitors from other websites offering free adult-oriented content. We face competition from companies offering adult-oriented internet personals websites such as Cytek Ltd., the operator of SexSearch.com and Fling Incorporated and we compete with many adult-oriented and live interactive video websites, such as Playboy.com and LiveJasmin.com. Our general audience social networking and personals websites, which contribute substantially less of our revenue and earnings, face significant competition from other social networking websites such as MySpace.com, Facebook.com and Friendster.com, as well as companies providing online personals services such as Match.com, L.L.C., Yahoo!Personals, Windows Live Profile, eHarmony, Inc., Lavalife Corp., Plentyoffish Media Inc. and Spark Networks Limited websites, including jdate.com, americansingles.com and relationships.com. We also compete with e-commerce group buying internet sites such as Groupon and LivingSocial.  Other social networking websites have higher numbers of worldwide unique users than our network of websites.  In addition, the number of unique visitors on our general audience social networking and personals websites has decreased and may continue to decrease.

Internet-based social networking is characterized by significant competition, evolving industry standards and frequent product and service enhancements. Our competitors are constantly developing innovations in internet social networking. We must continually invest in improving our visitors' experiences and in providing services that people expect in a high quality internet experience, including services responsive to their needs and preferences and services that continue to attract, retain and expand our user base.

If we are unable to predict user preferences or industry changes, or if we are unable to modify our services on a timely basis, we may lose visitors, licensees, affiliates and/or advertisers. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers, affiliates or licensees, are not appropriately timed with market opportunity or are not effectively brought to market. As internet-based social networking technology continues to develop, our competitors may be able to offer social networking products or services that are, or that are perceived to be, substantially similar or better than those generated by us. As a result, we must continue to invest resources in order to diversify our service offerings and enhance our technology. If we are unable to provide social networking technologies and other services which generate significant traffic to our websites, our business could be harmed, causing revenue to decline.

Some of our competitors may have significantly greater financial, marketing and other resources than we do. Our competitors may undertake more far-reaching marketing campaigns, including print and television advertisements, and adopt more aggressive pricing policies that may allow them to build larger member and subscriber bases than ours. Our competitors may also develop products or services that are equal or superior to our products and services or that achieve greater market acceptance than our products and services. Our attempts to increase traffic to and revenue from our general audience websites may be unsuccessful. Additionally, some of our competitors are not subject to the same regulatory restrictions that we are, including those imposed by our December 2007 settlement with the Federal Trade Commission over the use of sexually explicit advertising. For more information regarding our potential liability for third party activities see the risk factor entitled "—We may be held secondarily liable for the actions of our affiliates, which could result in fines or other penalties that could harm our reputation, financial condition and business." These activities could attract members and paying subscribers away from our websites, reduce our market share and adversely affect our results of operations.

We heavily rely on our affiliate network to generate traffic to our websites. If we lose affiliates, our business could experience a substantial loss of traffic, which could harm our ability to generate revenue.

Our affiliate network generated approximately 43% of our revenue for the year ended December 31, 2011 from visitor traffic to our websites. We generally pay referring affiliates commissions based on the amount of revenue generated by the traffic they deliver to our websites. Typically, our affiliate arrangements can be terminated immediately by us or our affiliates for any reason. Typically, we do not have exclusivity arrangements with our affiliates, and some of our affiliates may also be affiliates for our competitors. If other websites, including our competitors, were to offer higher paying affiliate programs, we could lose some of our affiliates unless we increased the commission rates we paid under our marketing affiliate program. Any increase in the commission rates we pay our affiliates would result in higher cost of revenue and could negatively impact our results of operations. Finally, we could lose affiliates if their internal policies are revised to prohibit entering into business contracts with companies like ours that provide adult material. The loss of affiliates providing significant traffic and visitors to our websites could harm our ability to generate revenue.

Increased subscriber churn or subscriber upgrade and retention costs could adversely affect our financial performance.

Turnover of subscribers in the form of subscriber service cancellations or failures to renew, or churn, has a significant financial impact on the results of operations of any subscription internet provider, including us, as does the cost of upgrading and retaining subscribers. For the year ended December 31, 2011, our average monthly churn rate for our social networking websites was 16.2%. Any increase in the costs necessary to upgrade and retain existing subscribers could adversely affect our financial performance. In addition, such increased costs could cause us to increase our subscription rates, which could increase churn. Churn may also increase due to factors beyond our control, including churn by subscribers who are unable or unwilling to pay their monthly subscription fees because of personal financial restrictions, the impact of a slowing economy or the attractiveness of competing services or websites. If excessive numbers of subscribers cancel or fail to renew their subscriptions, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to replace canceled or unrenewed subscribers with new subscribers, which could harm our financial condition.

We have never generated significant revenue from internet advertising and may not be able to in the future and a failure to compete effectively against other internet advertising companies could result in lost customers or could adversely affect our business and results of operations.

We have never generated significant revenue from internet advertising. In the future, we may shift some of our websites with lower subscription penetration to an advertising-based revenue model and may seek to provide selected targeted advertising on our subscriber-focused websites. Our user database serves as an existing source of potential members or subscribers for new websites we create and additionally presents opportunities for us to offer targeted online advertising to specific demographic groups.

Our ability to generate significant advertising revenue will also depend upon several factors beyond our control, including general economic conditions, changes in consumer purchasing and viewing habits and changes in the retail sales environment and the continued development of the internet as an advertising medium. If the market for internet-based advertising does not continue to develop or develops more slowly than expected, or if social networking websites are deemed to be a poor medium on which to advertise, our plan to use internet advertising revenue as a means of revenue growth may not succeed.

Because we allow our registrants to opt out of receiving certain communications from us and third parties, including advertisements, registrants who have opted out of receiving advertisements are potentially less valuable to us as a source of revenue than registrants who have not done so. The number of registrants who have opted out of receiving such communications are not identified in our gross number of registrants.

In addition, filter software programs that limit or prevent advertising from being delivered to an internet user's computer are becoming increasingly effective and easy to use, making the success of implementing an advertising medium increasingly difficult. Widespread adoption of this type of software could harm the commercial viability of internet-based advertising and, as a result, hinder our ability to grow our advertising-based revenue.

Competition for advertising placements among current and future suppliers of internet navigational and informational services, high-traffic websites and internet service providers, or ISPs, as well as competition with non-internet media for advertising placements, could result in significant price competition, declining margins and/ or reductions in advertising revenue. In addition, as we continue to expand the scope of our internet services, we may compete with a greater number of internet publishers and other media companies across an increasing range of different internet services, including in focused markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition would be negatively affected. We would also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers' total advertising budgets. Many potential competitors would enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully.

Our business depends on strong brands, and if we are not able to maintain and enhance our brands, our ability to expand our base of users, advertisers and affiliates will be impaired and our business and operating results could be harmed.

We believe that the brand recognition that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the "FriendFinder" and "AdultFriendFinder" brands is critical to expanding our base of users, advertisers and affiliates. Maintaining and enhancing our brands' profiles may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the "FriendFinder" and "AdultFriendFinder" brands' profiles, or if we incur excessive expenses in this effort, our business and operating results could be harmed. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands' profiles may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader and to continue to provide attractive products and services, which we may not do successfully.

People have in the past expressed, and may in the future express, concerns over certain aspects of our products. For example, people have raised privacy concerns relating to the ability of our members to post pictures, videos and other information on our websites. Aspects of our future products may raise similar public concerns. Publicity regarding such concerns could harm our brands. Further, if we fail to maintain high standards for product quality, or if we fail to maintain high ethical, social and legal standards for all of our operations and activities, our reputation could be jeopardized.

In addition, affiliates and other third parties may take actions that could impair the value of our brands. We are aware that third parties, from time to time, use "FriendFinder" and "AdultFriendFinder" and similar variations in their domain names without our approval, and our brands may be harmed if users and advertisers associate these domains with us.

Our business, financial condition and results of operations may be adversely affected by unfavorable economic and market conditions.

Changes in global economic conditions could adversely affect the profitability of our business. Economic conditions worldwide have from time to time contributed to slowdowns in the technology industry, as well as in the specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the United States and abroad. If economic and market conditions in the United States or other key markets, remain unfavorable or deteriorate further, we may experience an adverse impact on our business, financial condition and results of operations. If our entertainment segment continues to be adversely affected by these economic conditions, we may be required to take an impairment charge with respect to these assets. In addition, the current or future tightening of credit in financial markets could result in a decrease in demand for our products and services. The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions may lead to our current and potential registrants, members, subscribers and paid users having less discretionary income to spend. This could lead to a reduction in our revenue and have a material adverse effect on our operating results. For the years ended December 31, 2011, 2010 and 2009, the growth of our internet and entertainment revenue was adversely impacted by negative global economic conditions. For more information regarding the effect of economic conditions on our operating results see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Accordingly, the unfavorable economic conditions in the United States and other countries may hurt our financial performance. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition and results of operations.

Continued imposition of tighter processing restrictions by credit card processing companies and acquiring banks would make it more difficult to generate revenue from our websites.

We rely on third parties to provide credit card processing services allowing us to accept credit card payments from our subscribers and paid users. As of December 31, 2011, one credit card processing company accounted for approximately 14% of our accounts receivable. Our business could be disrupted if these or other companies become unwilling or unable to provide these services to us. We are also subject to the operating rules, certification requirements and rules governing electronic funds transfers imposed by the payment card industry seeking to protect credit card issuers, which could change or be reinterpreted to make it difficult or impossible for us to comply with such rules or requirements. If we fail to comply, we may be subject to fines and higher transaction fees and lose our ability to accept credit card payments from our customers, and our business and operating results would be adversely affected. Our ability to accept credit cards as a form of payment for our online products and services could also be restricted or denied for a number of other reasons, including but not limited to:

•	if we experience excessive chargebacks and/or credits;

•	if we experience excessive fraud ratios;

•	if there is an adverse change in policy of the acquiring banks and/or card associations with respect to the processing of credit card charges for adult-related content;

•	if there is an increase in the number of European and U.S. banks that will not accept accounts selling adult-related content;

•	if there is a breach of our security resulting in the theft of credit card data;

•	if there is continued tightening of credit card association chargeback regulations in international commerce;

•	if there are association requirements for new technologies that consumers are less likely to use; and

•	if negative global economic conditions result in credit card companies denying more transactions.

In May 2000, American Express instituted a policy of not processing credit card transactions for online, adult-oriented content and terminated all of its adult website merchant accounts.  If other credit card processing companies were to implement a similar policy, it would have a material adverse effect on our business operations and financial condition.

Our business is exposed to risks associated with credit card fraud and chargebacks.

Our results have been negatively impacted by purchases made using fraudulent credit cards. We may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. We calculate and record an allowance for the resulting credit card chargebacks.  If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.

Our credit card chargeback rate is currently approximately 0.98% of the transactions processed.  There are maximum thresholds of chargebacks imposed by VISA and MasterCard which may cause penalties to be imposed if they are exceeded.  The reserves the banks require us to maintain are approximately 3.4% of our total net revenues. In addition, our required reserve balances have increased from $7.4 million at December 31, 2010 to $11.2 million at December 31, 2011 due to the addition of a new processor. If our chargeback rate increases or we are required to maintain increased reserves, this could increase our operating expenses and may have a material adverse effect on our business operations and financial condition.

Our ability to keep pace with technological developments is uncertain.

Our failure to respond in a timely and effective manner to new and evolving technologies could harm our business, financial condition and operating results. The internet industry is characterized by rapidly changing technology, evolving industry standards, changes in consumer needs and frequent new service and product introductions. Our business, financial condition and operating results will depend, in part, on our ability to develop the technical expertise to address these rapid changes and to use leading technologies effectively. We may experience difficulties that could delay or prevent the successful development, introduction or implementation of new features or services.

Further, if the new technologies on which we intend to focus our investments fail to achieve acceptance in the marketplace or our technology does not work and requires significant cost to replace or fix, our competitive position could be adversely affected, which could cause a reduction in our revenue and earnings. For example, our competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after incurring substantial costs, one or more of the technologies under development could become obsolete prior to its introduction.

To access technologies and provide products that are necessary for us to remain competitive, we may make future acquisitions and investments and may enter into strategic partnerships with other companies. Such investments may require a commitment of significant capital and human and other resources. The value of such acquisitions, investments and partnerships and the technology accessed may be highly speculative. Arrangements with third parties can lead to contractual and other disputes and dependence on the development and delivery of necessary technology on third parties that we may not be able to control or influence. These relationships may commit us to technologies that are rendered obsolete by other developments or preclude the pursuit of other technologies which may prove to be superior.

We may be held secondarily liable for the actions of our affiliates, which could result in fines or other penalties that could adversely affect our reputation, financial condition and business.

Under the terms of our December 2007 settlement with the Federal Trade Commission, we have agreed not to display sexually explicit online advertisements to consumers who are not seeking out sexually explicit content, and we require that members of our marketing affiliate network affirmatively agree to abide by this restriction as part of our affiliate registration process. We have also agreed to end our relationship with any affiliate that fails to comply with this restriction. Notwithstanding these measures, should any affiliate fail to comply with the restriction and display sexually explicit advertisements relating to our adult-oriented websites to any consumer not seeking adult content, we may be held liable for the actions of such affiliate and subjected to fines and other penalties that could adversely affect our reputation, financial condition and business.

In addition, we run the risk of being held responsible for the conduct or legal violations of our affiliates or those who have a marketing relationship with us, including, for example, with respect to their use of adware programs or other technology that causes internet advertisements to manifest in pop ups or similar mechanisms that can be argued to block or otherwise interfere with another website's content or otherwise be argued to violate the Lanham Act or be considered an unlawful, unfair, or deceptive business practice.

If any of our relationships with internet search websites terminate, if such websites' methodologies are modified or if we are outbid by competitors, traffic to our websites could decline.

We depend in part on various internet search websites, such as Google.com, Bing.com, Yahoo.com and other websites to direct a significant amount of traffic to our websites. Search websites typically provide two types of search results, algorithmic and purchased listings. Algorithmic listings generally are determined and displayed as a result of a set of unpublished formulas designed by search engine companies in their discretion. Purchased listings generally are displayed if particular word searches are performed on a search engine. We rely on both algorithmic and purchased search results, as well as advertising on other internet websites, to direct a substantial share of visitors to our websites and to direct traffic to the advertiser customers we serve. If these internet search websites modify or terminate their relationship with us or we are outbid by our competitors for purchased listings, meaning that our competitors pay a higher price to be listed above us in a list of search results, traffic to our websites could decline. Such a decline in traffic could affect our ability to generate subscription revenue and could reduce the desirability of advertising on our websites.

If members decrease their contributions of content to our websites that depend on such content, the viability of those websites would be impaired.

Many of our websites rely on members' continued contribution of content without compensation. We cannot guarantee that members will continue to contribute such content to our websites. In addition, we may offer discounts to members who provide content for our websites as an incentive for their contributions. In the event that contributing members decrease their contributions to our websites, or if the quality of such contributions is not sufficiently attractive to our audiences, or if we are required to offer additional discounts in order to encourage members to contribute content to our websites, this could have a negative impact on our business, revenue and financial condition.

Our business, financial condition and results of operations could be adversely affected if we fail to provide adequate security to protect our users and our systems.

Online security breaches could adversely affect our business, financial condition and results of operations. Any well-publicized compromise of security could deter use of the internet in general or use of the internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials. In offering online payment services, we may increasingly rely on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could compromise or breach the algorithms that we use to protect our customers' transaction data. If third parties are able to penetrate our network security or otherwise misappropriate confidential information, we could be subject to liability, which could result in litigation. In addition, computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry, and may occur on our systems in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users. In addition, spammers may attempt to use our products to send targeted and untargeted spam messages to users, which may embarrass or annoy users and make our websites less user-friendly. We cannot be certain that the technologies, employees and third parties that we have employed or retained to attempt to defeat spamming attacks will be able to eliminate all spam messages from being sent on our platform. As a result of spamming activities, our users may use our websites less or stop using our products altogether. In addition, experienced programmers or "hackers" may attempt to misappropriate proprietary information or cause interruptions in our services that could require us to expend significant capital and resources to protect against or remediate these problems.

Our business involves risks of liability claims arising from our media content, which could adversely affect our ability to generate revenue and could increase our operating expenses.

As a distributor of media content, we face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement, obscenity, violation of rights of publicity and/or obscenity laws and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against broadcasters, publishers, online services and other disseminators of media content. We could also be exposed to liability in connection with content made available through our online social networking and personals websites by users of those websites. Any imposition of liability that is not covered by insurance or is in excess of our insurance coverage could have a material adverse effect on us. In addition, measures to reduce our exposure to liability in connection with content available through our internet websites could require us to take steps that would substantially limit the attractiveness of our internet websites and/or their availability in certain geographic areas, which could adversely affect our ability to generate revenue and could increase our operating expenses.

Privacy concerns could increase our costs, damage our reputation, deter current and potential users from using our products and services and negatively affect our operating results.

From time to time, concerns may arise about whether our products and services compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and deter current and potential users from using our products and services, which could negatively affect our operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business. Increased scrutiny by regulatory agencies, such as the Federal Trade Commission and state agencies, of the use of customer information, could also result in additional expenses if we are obligated to reengineer systems to comply with new regulations or to defend investigations of our privacy practices.

In addition, as most of our products and services are web based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users' data could seriously harm our reputation and brand and, therefore, our business. A security or privacy breach may:

•	cause our customers to lose confidence in our services;

•	deter consumers from using our services;

•	harm our reputation;

•	require that we expend significant additional resources related to our information security systems and result in a disruption of our operations;

•	expose us to liability;

•	subject us to unfavorable regulatory restrictions and requirements imposed by the Federal Trade Commission or similar authority;

•	cause us to incur expenses related to remediation costs; and

•	decrease market acceptance of the use of e-commerce transactions.

The risk that these types of events could adversely affect our business is likely to increase as we expand the number of products and services we offer as well as increase the number of countries where we operate, as more opportunities for such breaches of privacy will exist.

Proposed legislation concerning data protection is currently pending at the U.S. federal and state level as well as in certain foreign jurisdictions.  In addition, the interpretation and application of data protection laws in Europe, the United States and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Complying with these laws as they evolve could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We may not be able to protect and enforce our intellectual property rights.

We currently own and maintain approximately 100 U.S. trademark registrations and applications and over 950 foreign trademark registrations and applications. We believe that our trademarks, particularly the "AdultFriendFinder," "FriendFinder," "FastCupid," “PerfectMatch,” "Penthouse," "Penthouse Letters," "Forum," and "Variations" names and marks, the One Key Logo, and other proprietary rights are important to our success, potential growth and competitive position. Our inability or failure to protect or enforce these trademarks and other proprietary rights could have a material adverse effect on our business. Accordingly, we devote substantial resources to the establishment, protection and enforcement of our trademarks and other proprietary rights. Our actions to establish, protect and enforce our trademarks and other proprietary rights may not prevent imitation of our products, services or brands or control piracy by others or prevent others from claiming violations of their trademarks and other proprietary rights by us or prevent others from challenging the validity of our trademarks. In addition, the enforcement of our intellectual property rights, including trademark rights, through legal or administrative proceedings would be costly and time-consuming and would likely divert management from their normal responsibilities. An adverse determination in any litigation or other proceeding could put one or more of our intellectual property rights at risk of being invalidated or interpreted narrowly. On April 13, 2011, Facebook, Inc., or Facebook, filed a complaint against us and certain of our subsidiaries in the U.S. District Court for the Northern District of California, alleging trademark infringement. We settled this matter in February 2012.  For a description of this matter, please see "Legal Proceedings" below. There are factors outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet.

Intellectual property litigation could expose us to significant costs and liabilities and thus negatively affect our business, financial condition and results of operations.

We are, from time to time, subject to claims of infringement of third party patents and trademarks and other violations of third party intellectual property rights. For example, on April 13, 2011, Facebook filed a complaint against us and certain of our subsidiaries in the U.S. District Court for the Northern District of California alleging trademark infringement. We settled this matter in February 2012. For a description of this matter, please see "Legal Proceedings" below. Intellectual property disputes are generally time-consuming and expensive to litigate or settle, and the outcome of such disputes is uncertain and difficult to predict. The existence of such disputes may require the set-aside of substantial reserves, and has the potential to significantly affect our overall financial standing. To the extent that claims against us are successful, they may subject us to substantial liability, and we may have to pay substantial monetary damages, change aspects of our business model, and/or discontinue any of our services or practices that are found to be in violation of another party's rights. Such outcomes may severely restrict or hinder ongoing business operations and impact the value of our business. Successful claims against us could also result in us having to seek a license to continue our practices. Under such conditions, a license may or may not be offered or otherwise made available to us. If a license is made available to us, the cost of the license may significantly increase our operating burden and expenses, potentially resulting in a negative effect on our business, financial condition and results of operations.

Although we have been and are currently involved in multiple areas of commerce, internet services, and high technology where there is a substantial risk of future patent litigation, we have not obtained insurance for patent infringement losses. If we are unsuccessful at resolving pending and future patent litigation in a reasonable and affordable manner, it could disrupt our business and operations, including by negatively impacting areas of commerce or putting us at a competitive disadvantage.

If we are unable to protect the confidentiality of certain information, the value of our products and technology could be materially adversely affected.

Our commercial success depends on our know-how, trade secrets and other intellectual property, including the ability to protect our intellectual property. We rely upon unpatented proprietary technology, processes, know-how and data that we regard as trade secrets, including our proprietary source code for our software systems. We seek to protect our proprietary information in part through confidentiality agreements with employees and others. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors in a manner providing us with no practical recourse against the competing parties. If any such events were to occur, there could be a material adverse effect on our business, financial position, results of operations and future growth prospects.

If we are unable to obtain or maintain key website addresses, our ability to operate and grow our business may be impaired.

Our website addresses, or domain names, are critical to our business. We currently own more than 3,800 domain names. However, the regulation of domain names is subject to change, and it may be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our brands. If we are unable to obtain or maintain key domain names for the various areas of our business, our ability to operate and grow our business may be impaired.

We may have difficulty scaling and adapting our existing network infrastructure to accommodate increased traffic and technology advances or changing business requirements, which could cause us to incur significant expenses and lead to the loss of users and advertisers.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computer power we will need. We could incur substantial costs if we need to modify our websites or our infrastructure to adapt to technological changes. If we do not maintain our network infrastructure successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and our users' experience could decline. Maintaining an efficient and technologically advanced network infrastructure is particularly critical to our business because of the pictorial nature of the products and services provided on our websites. A decline in quality could damage our reputation and lead us to lose current and potential users and advertisers. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

The loss of our main data center, our backup data center or other parts of our systems and network infrastructure would adversely affect our business.

Our main data center, our backup data center and most of our servers are located at external third-party facilities in Northern California, an area with a high risk of major earthquakes. If our main data center or other parts of our systems and network infrastructure was destroyed by, or suffered significant damage from, an earthquake, fire, flood, lightning, tornado, or other similar catastrophes, or if our main data center was closed because of the operator having financial difficulties, our business would be adversely affected. Our casualty insurance policies may not adequately compensate us for any losses that may occur due to the occurrence of a natural disaster.

Our internet operations are subject to system failures and interruptions that could hurt our ability to provide users with access to our websites, which could adversely affect our business and results of operations.

The uninterrupted performance of our computer systems is critical to the operation of our websites. Our ability to provide access to our websites and content may be disrupted by power losses, telecommunications failures or break-ins to the facilities housing our servers. Our users may become dissatisfied by any disruption or failure of our computer systems that interrupts our ability to provide our content. Repeated or prolonged system failures could substantially reduce the attractiveness of our websites and/or interfere with commercial transactions, negatively affecting our ability to generate revenue. Our websites must accommodate a high volume of traffic and deliver regularly-updated content. Some of our network infrastructure is not fully redundant, meaning that we do not have back-up infrastructure on site for our entire network, and our disaster recovery planning cannot account for all eventualities. Our websites have, on occasion, experienced slow response times and network failures. These types of occurrences in the future could cause users to perceive our websites as not functioning properly and therefore induce them to frequent other websites. We are also subject to risks from failures in computer systems other than our own because our users depend on their own internet service providers in order to access our websites and view our content. Our revenue could be negatively affected by outages or other difficulties users experience in accessing our websites due to internet service providers' system disruptions or similar failures unrelated to our systems. Any disruption in the ability of users to access our websites could result in fewer visitors to our websites and subscriber cancellations or failures to renew, which could adversely affect our business and results of operations. We may not carry sufficient levels of business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

Because of our adult content, companies providing products and services on which we rely may refuse to do business with us.

Many companies that provide products and services we need are concerned that associating with us could lead to their becoming the target of negative publicity campaigns by public interest groups and boycotts of their products and services. As a result of these concerns, these companies may be reluctant to enter into or continue business relationships with us. For example, some domestic banks have declined providing merchant bank processing services to us and some credit card companies have ceased or declined to be affiliated with us. This has caused us, in some cases, to seek out and establish business relationships with international providers of the services we need to operate our business. There can be no assurance however, that we will be able to maintain our existing business relationships with the companies, domestic or international, that currently provide us with services and products. Our inability to maintain such business relationships, or to find replacement service providers, would materially adversely affect our business, financial condition and results of operations. We could be forced to enter into business arrangements on terms less favorable to us than we might otherwise obtain, which could lead to our doing business with less competitive terms, higher transaction costs and more inefficient operations than if we were able to maintain such business relationships or find replacement service providers.

Changes in laws could materially adversely affect our business, financial condition and results of operations.

Our businesses are regulated by diverse and evolving laws and governmental authorities in the United States and other countries in which we operate. Such laws relate to, among other things, internet, licensing, copyrights, commercial advertising, subscription rates, foreign investment, use of confidential customer information and content, including standards of decency/obscenity and record-keeping for adult content production. Promulgation of new laws, changes in current laws, changes in interpretations by courts and other government officials of existing laws, our inability or failure to comply with current or future laws or strict enforcement by current or future government officers of current or future laws could adversely affect us by reducing our revenue, increasing our operating expenses and/or exposing us to significant liabilities. The following laws relating to the internet, commercial advertising and adult content highlight some of the potential difficulties we face:

•
Internet. Several U.S. governmental agencies are considering a number of legislative and regulatory proposals that may lead to laws or regulations concerning different aspects of the internet, including social networking, online content, intellectual property rights, e-mail, user privacy, taxation, access charges, liability for third-party activities and personal jurisdiction. New Jersey enacted the Internet Dating Safety Act in 2008, which requires online dating services to disclose whether they perform criminal background screening practices and to offer safer dating tips on their websites. Other states have enacted or considered enacting similar legislation. While online dating and social networking websites are not currently required to verify the age or identity of their members or to run criminal background checks on them, any such requirements could increase our cost of operations or discourage use of our services. The Children's Online Privacy Protection Act (COPPA) restricts the ability of online services to collect information from minors. The Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California's Information Practices Act. Congress, the FTC and at least thirty-seven states have promulgated laws and regulations regarding email advertising and the application of such laws and the extent of federal preemptions is still evolving. Under U.S. law, the Digital Millennium Copyright Act has provisions which limit, but do not eliminate, our liability to list or link to third-party websites that include materials that infringe copyrights, so long as we comply with the statutory requirements of this act. Furthermore, the Communications Decency Act (CDA), under certain circumstances, immunizes computer service providers from liability for certain non-intellectual property claims for content created by third parties. The interpretation of the extent of CDA immunity is evolving and we run the risk that in certain instances we may not qualify for such immunity. We face similar risks in international markets where our products and services are offered and may be subject to additional regulations and balkanized laws. The interpretation and application of data protection laws in the United States, Europe and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines and other monetary remedies, this could result in an order requiring that we change our data practices. In 2008, Nevada enacted a law prohibiting businesses from transferring a customer's personal information through an electronic transmission, unless that information is encrypted. In practice, the law requires businesses operating in Nevada to purchase and implement data encryption software in order to send any electronic transmission (including e-mail) that contains a customer's personal information.

More recently, Massachusetts has adopted regulations, which, like the Nevada law, require businesses to encrypt data sent over the internet. However, these Massachusetts regulations also require encryption of data on laptops and flash drives or other portable devices, and apply to anyone who owns, licenses, stores, or maintains personal information about the state's residents. Any failure on our part to comply with these regulations may subject us to additional liabilities.

Regulation of the internet could materially adversely affect our business, financial condition and results of operations by reducing the overall use of the internet, reducing the demand for our services or increasing our cost of doing business. Proposed legislation concerning data protection is currently pending at the U.S. federal and state level as well as in certain foreign jurisdictions. Complying with these laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

•
Commercial advertising. We receive a significant portion of our print publications advertising revenue from companies that sell tobacco products. Significant limitations on the ability of those companies to advertise in our publications or on our websites because of legislative, regulatory or court action could materially adversely affect our business, financial condition and results of operations.

•
Adult content. Regulation, investigations and prosecutions of adult content could prevent us from making such content available in certain jurisdictions or otherwise have a material adverse effect on our business, financial condition and results of operations. Government officials may also place additional restrictions on adult content affecting the way people interact on the internet. The governments of some countries, such as China and India, have sought to limit the influence of other cultures by restricting the distribution of products deemed to represent foreign or "immoral" influences. Regulation aimed at limiting minors' access to adult content both in the United States and abroad could also increase our cost of operations and introduce technological challenges by requiring development and implementation of age verification systems. U.S. government officials could amend or construe and seek to enforce more broadly or aggressively the adult content recordkeeping and labeling requirements set forth in 18 U.S.C. Section 2257 and its implementing regulations in a manner that is unfavorable to our business. Court rulings may place additional restrictions on adult content affecting how people interact on the internet, such as mandatory web labeling.

We could be held liable for any physical and emotional harm caused by our members and subscribers to other members or subscribers.

We cannot control the actions of our members and subscribers in their online behavior or their communication or physical actions with other members or subscribers. There is a possibility that one or more of our members or subscribers could be physically or emotionally harmed by the behavior of or following interaction with another of our members or subscribers. We warn our members and subscribers that member profiles are provided solely by third parties, and we are not responsible for the accuracy of information they contain or the intentions of individuals that use our sites. We are also unable to and do not take any action to ensure personal safety on a meeting between members or subscribers arranged following contact initiated via our websites. If an unfortunate incident of this nature occurred in a meeting between users of our websites following contact initiated on one of our websites or a website of one of our competitors, any resulting negative publicity could materially and adversely affect us or the social networking and online personals industry in general. Any such incident involving one of our websites could damage our reputation and our brands. This, in turn, could adversely affect our revenue and could cause the value of our common stock to decline. In addition, the affected members or subscribers could initiate legal action against us, which could cause us to incur significant expense, whether or not we were ultimately successful in defending such action, and damage our reputation.

Our websites may be misused by users, despite the safeguards we have in place to protect against such behavior.

Users may be able to circumvent the controls we have in place to prevent illegal or dishonest activities and behavior on our websites, and may engage in such activities and behavior despite these controls. For example, our websites could be used to exploit children and to facilitate individuals seeking payment for sexual activity and related activities in jurisdictions in which such behavior is illegal. The behavior of such users could injure our other members and may jeopardize the reputation of our websites and the integrity of our brands. Users could also post fraudulent profiles or create false or unauthorized profiles on behalf of other, non-consenting parties. This behavior could expose us to liability or lead to negative publicity that could injure the reputation of our websites and of social networking and online personals websites in general.

Our business is exposed to risks associated with online commerce security and credit card fraud.

Consumer concerns over the security of transactions conducted on the internet or the privacy of users may inhibit the growth of the internet and online commerce. To transmit confidential information such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our servers may also be vulnerable to viruses and other attacks transmitted via the internet. While we proactively check for intrusions into our infrastructure, a new and undetected virus could cause a service disruption. Under current credit card practices, we may be held liable for fraudulent credit card transactions and other payment disputes with customers. A failure to control fraudulent credit card transactions adequately would adversely affect our business.

If one or more states or countries successfully assert that we should collect sales or other taxes on the use of the internet or the online sales of goods and services, our expenses could increase, resulting in lower margins.

In the United States, federal and state tax authorities are currently exploring the appropriate tax treatment of companies engaged in e-commerce and new state tax regulations may subject us to additional state sales and income taxes, which could increase our expenses and decrease our profit margins. The application of indirect taxes (such as sales and use tax, value added tax, goods and services tax, business tax and gross receipt tax) to e-commerce businesses such as ours and to our users is a complex and evolving issue. Many of the statutes and regulations that impose these taxes were established before the growth in internet technology and e-commerce. In many cases, it is not clear how existing statutes apply to the internet or e-commerce or communications conducted over the internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the internet or some aspect of e-commerce or communications on the internet. The application of existing or future laws could have adverse effects on our business.

Under current law, as outlined in the U.S. Supreme Court's decision in Quill Corp. v. North Dakota, 504 U.S. 298 (1992), a seller with substantial nexus (usually defined as physical presence) in its customer's state is required to collect state (and local) sales tax on sales arranged over the internet (or by telephone, mail order, or other means). In contrast, an out-of-state seller without substantial nexus in the customer's state is not required to collect the sales tax. The U.S. federal government's moratorium on states and other local authorities imposing new taxes on internet access or multiple or discriminatory taxes on internet commerce is scheduled to expire on October 31, 2014. This moratorium, however, does not prohibit the possibility that U.S. Congress will be willing to grant state or local authorities the authority to require remote (out-of-state) sellers to collect sales and use taxes on interstate sales of goods (including intellectual property) and services over the internet. Several proposals to that extent have been made at the U.S. federal, state and local levels (for example, the Streamlined Sales and the Use Tax initiative). These proposals, if adopted, would likely result in our having to charge state sales tax to some or all of our users in connection with the sale of our products and services, which would harm our business if the added cost deterred users from visiting our websites and could substantially impair the growth of our e-commerce opportunities and diminish our ability to derive financial benefit from our activities.

Certain states, including New York, Illinois, Connecticut, Colorado, North Carolina, Rhode Island and Tennessee, have adopted, or are in the process of adopting, state nexus laws, often referred to as Amazon tax laws, whereby the responsibility to collect sales or use taxes is imposed on an out-of-state- seller which used an in-state resident to solicit business from the residents of that state using internet sites. If it is determined that these laws are applicable to our operations, then we could be required to collect from our customers and remit additional sales or use taxes and, if any state determines that we should have been collecting such taxes previously, we may be subject to past tax, interest, late fees and penalties.

In addition, in 2007 we received a claim from the State of Texas for an immaterial amount relating to our failure to file franchise tax returns for the years 2000 through 2006. We believe that we are not obligated to file franchise tax returns because of the nature of our services provided and the lack of sufficient nexus to the State of Texas. On appeal the State of Texas reversed their earlier position and found in our favor. We have received and could continue to receive similar inquiries from other states attempting to impose franchise, income or similar taxes on us.

We collect and remit VAT on digital orders from purchasers in most member states of the European Union. There can be no assurance that this increased cost will not adversely affect our ability to attract new subscribers within the European Union or to retain existing subscribers within the European Union and consequently adversely affect our results of operations. Certain member states, including the United Kingdom, have ruled that we are not required to register and account for VAT in their jurisdiction. There can be no assurance that the tax authorities of these jurisdictions will not, at some point in the future, revise their current position and require us to register and account for VAT.

Our liability to tax authorities in the European Union for the failure of Various and its subsidiaries to collect and remit VAT on purchases made by subscribers in the European Union could adversely affect our financial condition and results of operations.

After our acquisition of Various in December 2007, we became aware that Various and its subsidiaries had not collected VAT from subscribers in the European Union nor had Various remitted VAT to the tax jurisdictions requiring it. We have initiated discussions with most tax authorities in the European Union jurisdictions to attempt to resolve liabilities related to Various' past failure to collect and remit VAT, and while we have resolved such prior liabilities in several jurisdictions on favorable terms, there can be no assurance that we will resolve or reach a favorable resolution in every jurisdiction. If we are unable to reach a favorable resolution with a jurisdiction, the terms of such resolution could adversely affect our financial condition or results of operations. For example, we might be required to pay substantial sums of money without the benefit of a payment deferral plan, which could adversely affect our cash position and impair operations. As of December 31, 2011, the total amount of historical uncollected VAT payments was approximately $38.6 million including approximately $20.7 million in potential penalties and interest. For more information regarding the potential effect that our VAT liability could have on our operations see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Until we have reached a favorable resolution with a jurisdiction, the jurisdictions might take action against us and against our managers. For example, in an effort to recover VAT payments it claims it is owed, the German tax authority has attempted unsuccessfully to freeze assets in bank accounts maintained by subsidiaries of Various in Germany, and did freeze €610,343 of assets in a bank account in The Netherlands with the cooperation of the Dutch authorities and continues to enlist the Dutch tax authorities to assist in its collection efforts. If another jurisdiction were to freeze or seize our cash or other assets, our operations and financial condition could be impaired. In addition, in many jurisdictions the potential exists for criminal investigations or proceedings to be instituted against us and against individual members of prior or current management. Were members of our management to face criminal processes individually, their attention to operational matters could be diverted and their ability to continue to serve in their capacities could be impaired. Were Various or its subsidiaries to face criminal processes, it could result in additional fines and penalties, or substantially interfere with continued operations in such jurisdictions. We are actively engaged in efforts to resolve all issues, but there can be no assurance that we will be able to do so.

Unforeseen liabilities arising from our acquisition of Various could materially adversely affect our financial condition and results of operations.

Our acquisition of Various and its subsidiaries in December 2007 may expose us to undisclosed and unforeseen operating risks and liabilities arising from Various's operating history. For example, after our acquisition of Various we became aware that VAT had not been collected from subscribers in the European Union and that VAT had not been paid to tax authorities in the European Union. There can be no assurance that other unforeseen liabilities related to the acquisition of Various and its subsidiaries (including, without limitation, VAT issues in other non-European Union jurisdictions) could materialize.

Our recourse for liabilities arising from our acquisition of Various is limited.

Under the agreement pursuant to which we purchased Various and its subsidiaries in December 2007, our sole recourse against the sellers for most losses suffered by us as a result of liabilities was to offset the principal amount of our Subordinated Convertible Notes by the amount of any such losses. The maximum amount of such offset available to us was $175 million. On October 8, 2009, we settled and released all indemnity claims against the sellers (whether the claims were VAT related or not) by reducing the original principal amount of the Subordinated Convertible Notes to $156 million from $170 million. In addition, the sellers agreed to make available to us, to pay VAT and certain VAT-related expenses, $10.0 million cash held in a working capital escrow account established at the closing of the Various transaction. If the actual costs to us of eliminating the VAT liability are less than $29.0 million, after applying amounts from the working capital escrow, then the principal amount of the Non-Cash Pay Notes (notes issued in exchange for the Subordinated Convertible Notes in October 2010) will be increased by the issuance of Non-Cash Pay Notes to reflect the difference between $29.0 million and the actual VAT liability, plus interest on such difference. Accordingly, any additional undisclosed liabilities arising from our acquisition of Various may result in losses that we can no longer attempt to recover from the sellers. Any such liabilities for which we have no recourse could adversely affect our financial condition and results of operations.

In pursuing future acquisitions we may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on favorable or acceptable terms. Furthermore, we may face significant integration issues and may not realize the anticipated benefits of the acquisitions due to integration difficulties or other operating issues.

If appropriate opportunities become available, we may acquire businesses, products or technologies that we believe are strategically advantageous to our business. Transactions of this sort could involve numerous risks, including:

•
unforeseen operating difficulties and expenditures arising from the process of integrating any acquired business, product or technology, including related personnel, and maintaining uniform standards, controls, procedures and policies;

•	diversion of a significant amount of management's attention from the ongoing development of our business;

•	dilution of existing stockholders' ownership interests;

•	incurrence of additional debt;

•	exposure to additional operational risks and liabilities, including risks and liabilities arising from the operating history of any acquired businesses;

•	negative effects on reported results of operations from acquisition-related charges and amortization of acquired intangibles;

•	entry into markets and geographic areas where we have limited or no experience;

•	the potential inability to retain and motivate key employees of acquired businesses;

•	adverse effects on our relationships with suppliers and customers; and

•	adverse effects on the existing relationships of any acquired companies, including suppliers and customers.

In addition, we may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on favorable or acceptable terms, or at all. Failure to effectively manage our growth through acquisitions could adversely affect our growth prospects, business, results of operations and financial condition.

Our efforts to capitalize upon opportunities to expand into new markets may fail and could result in a loss of capital and other valuable resources.

One of our strategies is to expand into new markets to increase our revenue base. We intend to identify new markets by targeting identifiable groups of people who share common interests and the desire to meet other individuals with similar interests, backgrounds or traits. Our planned expansion into new markets will occupy our management's time and attention and will require us to invest significant capital resources. The results of our expansion efforts into new markets are unpredictable and there is no guarantee that our efforts will have a positive effect on our revenue base. We face many risks associated with our planned expansion into new markets, including but not limited to the following:

•	competition from pre-existing competitors with significantly stronger brand recognition in the markets we enter;

•	our erroneous evaluations of the potential of such markets;

•	diversion of capital and other valuable resources away from our core business;

•	foregoing opportunities that are potentially more profitable; and

•	weakening our current brands by over expansion into too many new markets.

We face the risk that additional international expansion efforts and operations will not be effective.

One of our strategies is to increase our revenue base by expanding into new international markets and expanding our presence in existing international markets. Further expansion into international markets requires management time and capital resources. We face the following risks associated with our expansion outside the United States:

•	challenges caused by distance, language and cultural differences;

•	local competitors with substantially greater brand recognition, more users and more traffic than we have;

•	challenges associated with creating and increasing our brand recognition, improving our marketing efforts internationally and building strong relationships with local affiliates;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud in some countries;

•	different legal and regulatory restrictions among jurisdictions;

•	political, social and economic instability;

•	potentially adverse tax consequences; and

•	higher costs associated with doing business internationally.

Our business will suffer if we lose and are unable to replace key personnel, in the event that we fail or choose not to pay severance to Messrs. Bell and Staton and they choose to compete against us or solicit our employees or if the other obligations of our key personnel create conflicts of interest or otherwise distract these individuals.

We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our executive officers and other key employees. In particular, Marc Bell and Daniel Staton are critical to our overall management and our strategic direction.  We have entered into employment agreements with each of Messrs. Bell and Staton which sets a term of employment and provides for certain bonuses and grants of our stock in order to incentivize performance. However, the executives are free to voluntarily terminate their employment upon 180 days' prior written notice. Therefore, the agreements do not ensure continued service with us. In the event we do not pay severance to Messrs. Bell and Staton, including under circumstances pursuant to which either of Messrs. Bell and Staton are terminated by us for cause (as defined in their employment agreement) or terminate their employment for good reason (as defined in their employment agreement) and our board of directors fails or chooses not to pay severance to them, Messrs. Bell and Staton will not be subject to a non-compete or a non-solicitation agreement. If that occurs, Messrs. Bell and Staton could immediately compete against us and solicit our employees to work for them. We have not obtained key-man life insurance and there is no guarantee that we will be able to obtain such insurance in the future. Furthermore, most of our key employees are at-will employees. If we lose members of our senior management without retaining replacements, or in the event that we do not pay severance to Messrs. Bell and Staton and they choose to compete against us or solicit our employees to work for them, our business, financial condition and results of operations could be materially adversely affected.

Additionally, Mr. Staton serves as Chairman and Mr. Bell serves as a director of ARMOUR Residential REIT, Inc., or ARMOUR. Staton Bell Blank Check LLC, an entity affiliated with Messrs. Bell and Staton, is contractually obligated to provide services to ARMOUR Residential Management LLC, or ARRM, which entity will manage and advise ARMOUR, pursuant to a sub-management agreement. Staton Bell Blank Check LLC will be receiving a percentage of the net management fees earned by ARRM. Each of Messrs. Bell and Staton is permitted to devote up to twenty percent of his business time to other business activities. We expect that Messrs. Bell and Staton, will devote approximately ten percent of their combined time to ARMOUR. Messrs. Bell and Staton's service as a director or an affiliate of the sub-manager of ARMOUR could cause them to be distracted from the management of our business and could also create conflicts of interest if they are faced with decisions that could have materially different implications for us and for ARMOUR, such as in the area of potential acquisitions. If such a conflict arises, we believe our directors and officers intend to take all actions necessary to comply with their fiduciary duties to our stockholders, including, where appropriate, abstaining from voting on matters that present a conflict of interest. However, these conflicts of interest, or the perception among investors that conflicts of interest could arise, could harm our business and cause our stock price to fall.

We rely on highly skilled personnel and, if we are unable to attract, retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our growth strategy and performance is largely dependent on the talents and efforts of highly skilled individuals. Our success greatly depends on our ability to attract, hire, train, retain and motivate qualified personnel, particularly in sales, marketing, service and support. There can be no assurance that we will be able to successfully recruit and integrate new employees. We face significant competition for individuals with the skills required to perform the services we offer and currently we do not have non-compete agreements with a number of our executive officers or key personnel. The loss of the services of our executive officers or other key personnel, particularly if lost to competitors, could materially and adversely affect our business. If we are unable to attract, integrate and retain qualified personnel or if we experience high personnel turnover, we could be prevented from effectively managing and expanding our business.

Moreover, companies in technology industries whose employees accept positions with competitors have in the past claimed that their competitors have engaged in unfair competition or hiring practices. If we received such claims in the future as we seek to hire qualified personnel, it could lead to material litigation. We could incur substantial costs in defending against such claims, regardless of their merit. Competition in our industry for qualified employees is intense, and certain of our competitors may directly target our employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Workplace and other restrictions on access to the internet may limit user traffic on our websites.

Many offices, businesses, libraries and educational institutions restrict employee and student access to the internet or to certain types of websites, including social networking and personals websites. Since our revenue is dependent on user traffic to our websites, an increase in these types of restrictions, or other similar policies, could harm our business, financial condition and operating results. In addition, access to our websites outside the United States may be restricted by governmental authorities or internet service providers. These restrictions could hinder our growth.

Adverse currency fluctuations could decrease revenue and increase expenses.

We conduct business globally in many foreign currencies, but report our financial results in U.S. dollars. We are therefore exposed to adverse movements in foreign currency exchange rates because depreciation of non-U.S. currencies against the U.S. dollar reduces the U.S. dollar value of the non-U.S. dollar denominated revenue that we recognize and appreciation of non-U.S. currencies against the U.S. dollar increases the U.S. dollar value of expenses that we incur that are denominated in those foreign currencies. Such fluctuations could decrease revenue and increase our expenses. We have not entered into foreign currency hedging contracts to reduce the effect of adverse changes in the value of foreign currencies but may do so in the future.

We are subject to litigation and adverse outcomes in such litigation could have a material adverse effect on our financial condition.

We are party to various litigation claims and legal proceedings including, but not limited to, actions relating to intellectual property, in particular patent infringement claims against us, securities class action claims, breach of contract and fraud claims, some of which are described in this annual report on Form 10-K in the section entitled "Legal Proceedings" and the notes to our audited consolidated financial statements, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. The defense of these actions may be both time consuming and expensive.

We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. As a result, actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our financial condition, revenue and profitability and could cause the market value of our common stock to decline.

Industry reports may not accurately reflect the current economic climate.

Because industry reports and publications contain data that has been compiled for prior measurement periods, such reports and publications may not accurately reflect the current economic climate affecting the industry. The necessary lag time between the end of a measured period and the release of an industry report or publication may result in reporting results that, while not inaccurate with respect to the period reported, are out of date with the current state of the industry.

Many individuals are using devices other than personal computers to access the Internet.  If users of these devices do not widely adopt solutions we develop for these devices or if we encounter difficulties or unexpected costs regarding our mobile applications or mobile solutions, our business could be adversely affected.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, smart phones, and handheld tablets or computers, has increased dramatically in the past few years and we anticipate that the rate of growth in mobile usage will exceed the growth in usage through personal computers for the foreseeable future.  The lower resolution, functionality and memory currently associated with such mobile devices may make the use of our websites through such mobile devices more difficult and may impair the member experience relative to access via desktop and laptop customers.  If we are unable to attract and retain a substantial number of such mobile device customers to our websites or if we are unable to develop services that are more compatible with such mobile communications devices, our growth could be adversely affected.  If we are unable to develop mobile solutions to meet the needs of our customers, our business could suffer.  Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our applications or solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support and maintenance of such devices.

We are also dependent on the interoperability of our websites with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our products' functionality or give preferential treatment to competitive products could adversely affect our business.  Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control.  We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards.  In the event that it is more difficult for our customers to access and use our websites on their mobile devices, our customers choose not to access or use our websites on their mobile devices or use mobile products that do not offer access to our websites, our customer growth and customer engagement could be harmed.

Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or a decrease in subscriber willingness to receive messages could adversely affect our revenue and business.

Our business is highly dependent upon email and other messaging services. We expect deals offered through emails and other messages sent by us, or on our behalf by our affiliates, will generate a substantial portion of our revenue in the future. Because of the importance of email and other messaging services to our businesses, if we are unable to successfully deliver emails or messages to our subscribers or potential subscribers, or if subscribers decline to open our emails or messages, our revenue and profitability would be adversely affected. Actions by third parties to block, impose restrictions on, or charge for the delivery of, emails or other messages could also materially and adversely impact our business. From time to time, internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. In addition, our use of email and other messaging services to send communications about our website or other matters may result in legal claims against us, which if successful might limit or prohibit our ability to send emails or other messages. Any disruption or restriction on the distribution of emails or other messages or any increase in the associated costs would materially and adversely affect our revenue and profitability.

Failure to deal effectively with fraudulent transactions and subscriber disputes would increase our loss rate and harm our business.

While we use advanced anti-fraud technologies, it is possible that technically knowledgeable criminals will attempt to circumvent our anti-fraud systems using increasingly sophisticated methods. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse consumers and/or merchants for any funds stolen or revenue lost as a result of such breaches. Our merchants could also request reimbursement, or stop using our services, if they are affected by buyer fraud or other types of fraud.

We may incur significant losses from fraud and counterfeit promotions. We may incur losses from claims that the consumer did not authorize the purchase, from merchant fraud, from erroneous transmissions, and from consumers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment. If we were unable to accept credit cards for payment, we would suffer substantial reductions in revenue, which would cause our business to suffer. While we have taken measures to detect and reduce the risk of fraud, these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.

Federal laws and regulations, such as the Bank Secrecy Act and the USA PATRIOT Act and similar foreign laws, could be expanded to include our promotions.

Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value cards. Examples of anti-money laundering requirements imposed on financial institutions include subscriber identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the characteristics of our promotions and our role with respect to the distribution of promotions to subscribers. However, the Financial Crimes Enforcement Network, a division of the U.S. Treasury Department tasked with implementing the requirements of the Bank Secrecy Act, recently proposed amendments to the scope and requirements for parties involved in stored value or prepaid access cards, including a proposed expansion of financial institutions to include sellers or issuers of prepaid access cards. In the event that this proposal is adopted as proposed, it is possible that our promotions could be considered a financial product and that we could be a financial institution. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could reduce our net income.

Risks Related to our Common Stock

Our executive officers, directors and their affiliates own a substantial percentage of our common stock, which may allow them to control matters requiring stockholder approval. They could also make business decisions for us with which our stockholders disagree and that cause our stock price to decline.

As of March 27, 2012, our executive officers, directors and their affiliates beneficially own approximately 41% of our common stock. As a result, if they act in concert, they may be able to control matters requiring approval by our stockholders, including the election of directors, and could have the ability to prevent or approve a corporate transaction, even if other stockholders, including those who acquire shares subsequent to these exchange offers, oppose such action. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.

Our stock price may continue to be highly volatile, and stockholders may not be able to resell shares of our common stock at or above the price you paid.

Our common stock has been traded on NASDAQ since May 11, 2011. The trading price of our common stock subsequent to our initial public offering has been highly volatile and may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Disruption to our operations or those of our marketing affiliates.

•	The emergence of new sales channels in which we are unable to compete effectively.

•	Our ability to develop and market new and enhanced products on a timely basis.

•
Sales of a large number of shares of our common stock in the market, and even the perception that these sales could occur may depress the market price. The sale of shares issued upon the exercise or conversion of our derivative securities could also further dilute our current stockholders' investment in our common stock.

•
Actions taken by public interest groups to target our stockholders, particularly institutional stockholders, seeking to cause those stockholders to divest their holdings of our securities because of the adult-oriented nature of parts of our business.

•	Commencement of, or our involvement in, litigation.

•	Any major change in our board or management.

•	Changes in governmental regulations or in the status of our regulatory approvals.

•	Changes in earnings estimates or recommendations by securities analysts.

•	General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies.  On November 11, 2011, a putative shareholder class action was filed in the United States District Court for the Southern District of Florida by Greenfield Childrens Partnership, on behalf of investors who purchased our common stock pursuant to our initial public offering, against us, Ladenburg Thalmann & Co., Inc. and Imperial Capital LLC, the underwriters in our initial public offering, and our directors and certain of our executive officers. The complaint alleges, among other things, that our initial public offering documents contained certain false and misleading statements and seeks an unspecified amount of compensatory damages. Although we believe that we have meritorious defenses to all claims and intend to vigorously defend the lawsuit, we cannot determine with certainty the outcome or resolution of these claims or any future related claims, or the timing for their resolution.  In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, management's efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable, our financial condition, operating results and cash flows could be materially affected.

If the minimum bid price of our common stock falls below $1.00 or if the market value of our publicly held shares falls below $15 million, our common stock may be delisted by NASDAQ, which could limit your ability to sell shares of our common stock and could limit our ability to raise additional capital.

We need to maintain certain financial and corporate governance qualifications in order to maintain the listing of our shares of common stock on NASDAQ. These requirements include that we maintain a minimum bid price for our shares of common stock of $1.00 and that the market value of our publicly held shares is more than $15 million. On January 6, 2012 and January 10, 2012, respectively, we received notice from NASDAQ that the market value of our publicly held shares was less than the $15 million minimum, and that the minimum bid price of our common stock had fallen below $1.00 for the last 30 consecutive trading days.  On February 14, 2012, NASDAQ sent us notice that we had regained compliance with the listing rules.  On March 27, 2012, the last reported sales price of our common stock on NASDAQ was $1.65 per share and the market value of our publicly held shares is approximately $51.9 million.  If the shares of our common stock were to trade below the $1.00 minimum bid price for 30 consecutive days or if the market value of our publicly held shares is less than $15 million for 30 consecutive days, NASDAQ would send us a deficiency notice advising us that we have 180 calendar days to regain compliance with the applicable requirements. We cannot assure you that we will at all times meet the criteria for continued listing, including that our stock price will continue to meet the minimum bid price requirement under NASDAQ’s rules. If our common stock were to be delisted from NASDAQ, the market for your shares may be limited, and as a result, you may not be able to sell your shares at an acceptable price, or at all. In addition, a delisting may make it more difficult or expensive for us to raise additional capital in the future.

Anti-takeover provisions in our articles of incorporation and bylaws or provisions of Nevada law could prevent or delay a change in control, even if a change of control would benefit our stockholders.

Provisions of our articles of incorporation and our bylaws, as well as provisions of Nevada law, could discourage, delay or prevent a merger, acquisition or other change in control, even if a change in control would benefit our stockholders. These provisions:

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;

•	authorize our board of directors to issue "blank check" preferred stock to increase the number of outstanding shares and thwart a takeover attempt;

•	require the written request of at least 75% of the voting power of our capital stock in order to compel management to call a special meeting of the stockholders; and

•
prohibit stockholder action by written consent and require that all stockholder actions be taken at a meeting of our stockholders, unless otherwise specifically required by our articles of incorporation or the Nevada Revised Statutes.

In addition, the Nevada Revised Statutes contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These laws provide generally that any person that acquires 20% or more of the outstanding voting shares of certain Nevada corporations in the secondary public or private market must follow certain formalities before such acquisition or they may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights in whole or in part. These laws will apply to us if we have 200 or more stockholders of record, at least 100 of whom have addresses in Nevada, unless our articles of incorporation or our bylaws in effect on the tenth day after the acquisition of a controlling interest provide otherwise. These laws provide that a person acquires a "controlling interest" whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the Nevada Revised Statutes, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become "control shares." These laws may have a chilling effect on certain transactions if our articles of incorporation or our bylaws are not amended to provide that these provisions do not apply to us or to an acquisition of a controlling interest, or if our disinterested stockholders do not confer voting rights in the control shares.

Nevada law also provides that if a person is the "beneficial owner" of 10% or more of the voting power of certain Nevada corporations, such person is an "interested stockholder" and may not engage in any "combination" with the corporation for a period of three years from the date such person first became an interested stockholder, unless the combination or the transaction by which the person first became an interested stockholder is approved by the board of directors of the corporation before the person first became an interested stockholder. Another exception to this prohibition is if the combination is approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power not beneficially owned by the interested stockholder at a meeting called for that purpose, no earlier than three years after the date that the person first became an interested stockholder. These laws generally apply to Nevada corporations with 200 or more stockholders of record, but a Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws. We have made such an election in our articles of incorporation. Nevada law also provides that directors may resist a change or potential change in control if the directors determine that the change is opposed to, or not in the best interest of, the corporation.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters are in Boca Raton, Florida. As of December 31, 2011, our principal offices consisted of the following properties:

Location/Principal Use	Square Feet	Lease Expiration Date
Sunnyvale, California — internet	50,112	October 31, 2015
Los Angeles, California — entertainment	35,400	April 30, 2014
New York, New York — entertainment	16,431	January 31, 2019
Boca Raton, Florida — corporate administrative offices	8,533	December 31, 2015
Las Vegas, Nevada — internet	6,976	December 31, 2012
Redmond, Washington — internet	9,028	January 31, 2016
San Francisco, California — internet	4,636	October 1, 2014

We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3.  Legal Proceedings

We are currently a party to several legal proceedings, including the ones discussed below. Management presently believes that the ultimate outcome of these pending proceedings will be favorable to us. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from selling one or more services or conducting enjoined activities. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods.

On December 28, 2007, Broadstream Capital Partners, Inc., or Broadstream, filed a lawsuit against us in the State Superior Court of California, County of Los Angeles, Central District, and we subsequently removed the case to the Federal District Court for the Central District of California. The complaint alleged, among other matters, breach of contract, breach of covenant of good faith and fair dealing, breach of fiduciary duty and constructive fraud arising out of a document entitled "Non-Disclosure Agreement". The complaint sought, among other things, that Broadstream entered into a Non-Disclosure Agreement with us that required Broadstream's prior written consent for us to knowingly acquire Various or any of its subsidiaries and that such consent was not obtained. The complaint sought damages which Broadstream alleged to be in excess of $20.0 million, plus interest, costs and punitive damages. Broadstream later asserted up to $557.0 million in damages plus punitive damages. On July 20, 2009, we entered into an agreement with Broadstream under which, without admitting liability and in addition to paying Broadstream $3.0 million dollars, after January 20, 2011, but no later than January 20, 2012, Broadstream had to choose either to (i) refile its complaint in Federal District Court provided that it first repay us the $3.0 million or (ii) demand arbitration. If Broadstream were to elect arbitration, the parties agreed that there would be an arbitration award to Broadstream of at least $10.0 million but not more than $47.0 million. In December 2010, Broadstream elected arbitration and as a result, we recognized a loss in connection with the matter of $13.0 million as of December 31, 2010. The mediation was held on April 14, 2011 and resulted in an impasse. On July 6, 2011, we entered into a settlement agreement with Broadstream that obligates us to pay Broadstream a total of $15 million, in three installments of $8.0 million, $5.0 million and $2.0 million, the first two of which were due on July 13, 2011 and September 29, 2011 and have been paid and the third of which was paid on January 2, 2012.  As a result of the settlement, the Company recognized an additional loss of $5.0 million (included in other non-operating expense) in the quarter ended June 30, 2011.

On December 23, 2005, Robert Guccione, our former president, filed an action against us and some of our current officers, among other defendants, in New York State Court for breach of contract, fraud, unjust enrichment, promissory estoppel, failure to pay severance and conspiracy to defraud. The amount of damages requested in the complaint against us is approximately $9.0 million and against the officers is in excess of $10.0 million. Mr. Guccione filed an amended complaint on June 5, 2007 to include additional claims relating to ownership of certain United Kingdom, Jersey and Guernsey trademarks and added Penthouse Publications Limited, an entity with no current affiliation with us, as party plaintiff. Mr. Guccione filed a second amended complaint on December 14, 2007 adding General Media International, Inc., an entity with no current affiliation with us, as party plaintiff and a new claim for inducement to breach a contract. Mr. Guccione passed away in October 2010. On November 1, 2011, the Court substituted the personal representative of the Estate of Robert Guccione as the Plaintiff. We and our officers believe that we have meritorious defenses to all claims and intend to vigorously defend the lawsuit and prosecute the counterclaims.

On November 28, 2006, Antor Media Corporation, or Antor, filed a complaint against us, our subsidiary, General Media Communications, Inc., and several non-affiliate media/entertainment defendants in the U.S. District Court for the Eastern District of Texas, Texarkana Division, alleging infringement of U.S. Patent No. 5,734,961 entitled "Method and Apparatus for Transmitting Information Recorded on Information Storage Means from a Central Server to Subscribers via a High Data Rate Digital Telecommunications Network." No specific amount of damages has been requested, and injunctive relief was sought. In a separate patent reexamination proceeding before the United States Patent and Trademark Office ("USPTO") that was filed by third parties sued by Antor, the USPTO issued a non-final office action rejecting Antor's patent claims. In August 2008, the USPTO issued its final office action, sustaining the rejection of Plaintiff's original 29 claims and rejecting the 83 new claims. On June 5, 2009, the USPTO issued a Final Office Action in the merged reexamination proceeding, rejecting all of Plaintiff's claims. Plaintiff filed an appeal in the reexamination proceeding in 2009. In 2010 the USPTO Board of Patent Appeals (the "Board") entered an order in the reexamination proceeding affirming the rejection of Antor's claims. On May 23, 2011, Antor filed its Notice of Appeal of the Board's 2010 decision rejecting its claims. The case will remain stayed pending the appeal. We and our subsidiary believe that we have meritorious defenses to all claims and intend to vigorously defend the lawsuit.

On or about November 27, 2006, John Fithian filed a consumer class action arbitration at Judicial Arbitration and Mediation Services, Inc., or JAMS, in San Jose, California, alleging a nationwide class action against our subsidiary Various, Inc. under a variety of legal theories related to, among other things, representations regarding the number of active users on its internet dating websites, causing the appearance of erroneous member profiles, and a failure to adequately remove or account for alleged erroneous member profiles.  This matter was settled for an immaterial amount and dismissed in December 2011.

After our acquisition of Various, Inc. in December 2007, we became aware that Various, Inc. had not collected VAT from subscribers in the European Union nor had Various, Inc. been paying VAT to the appropriate tax jurisdictions. As of December 31, 2011, the total amount of historical uncollected VAT payments was approximately $38.6 million, including approximately $20.7 million in potential penalties and interest. However, the resulting liability for such omissions has yet to be determined and there can be no assurance that we will reach a favorable outcome with the tax jurisdictions. We have registered effective July 1, 2008 with the tax authorities of the applicable jurisdictions and effective July 29, 2008 have begun collecting VAT from our subscribers in the European Union. We have initiated discussions with most of these tax jurisdictions on resolving the liability and we have come to a resolution with respect to the liability in certain tax jurisdictions but there can be no assurance that we will reach a favorable accommodation with all of these tax jurisdictions. If we are unable to reach a favorable accommodation with these tax jurisdictions, the terms of the payment of these liabilities could adversely affect our financial condition. On June 10, 2009, the United Kingdom taxing authority notified us that it had reversed its previous position and that we are not subject to VAT in the United Kingdom in connection with providing internet services. Certain member states, including the United Kingdom, have ruled that we are not required to register and account for VAT in their jurisdiction. There can be no assurance that the tax authorities of these jurisdictions will not, at some point in the future, revise their current position and require us to register and account for VAT. Our primary recourse to the sellers for any losses suffered by us as a result of such liabilities (VAT-related or otherwise) was to offset the principal amount of the Subordinated Convertible Notes by the amount of any such losses. On October 14, 2008, we made an indemnity claim against these notes under the acquisition agreement for Various in the amount of $64.3 million due to working capital adjustments resulting from the VAT liability which was not disclosed at the closing of the acquisition. The sellers have denied responsibility for the VAT liability. On October 8, 2009, we settled and released all indemnity claims against the sellers (whether claims are VAT related or not) by adjusting the original principal amount of the Subordinated Convertible Notes to $156.0 million. In addition, the sellers agreed to make available to us, to pay VAT and certain VAT-related expenses, $10.0 million held in a working capital escrow established at the closing of the Various transaction. On November 17, 2009, we filed a lawsuit against Grant Thornton LLP and two individuals who worked for Grant Thornton LLP in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, alleging accounting malpractice arising from the defendants' failure to advise of the VAT issue as part of its provision of pre-acquisition due diligence services conducted on acquisition targets Various, Inc., its subsidiaries and certain affiliates.  In November 2011, the Court granted the individual Defendants' Motion to Dismiss.  We appealed the order in December 2011 and filed our brief in February 2012.  On November 17, 2010, we filed a substantially similar lawsuit in the Supreme Court of the State of New York.   In March 2012, we requested a stay of the New York matter and we anticipate a ruling on same in April 2012.

On November 16, 2010, Patent Harbor, LLC filed a complaint for patent infringement against, among others, Penthouse Digital Media Productions Inc. ("PDMP"), in the U.S. District Court for the Eastern District of Texas. The complaint alleges an infringement of U.S. Patent No. 5,684,514 (the "514 Patent") issued for an invention entitled "Apparatus and Method for Assembling Content Addressable Video". No specific amount of damages has been requested.  In November 2011, the parties entered into a settlement agreement whereby PDMP agreed to pay Patent Harbor, LLC $80,000 in exchange for a license agreement for use of the 514 Patent. The first installment of $40,000 was paid on November 15, 2011 and Patent Harbor, LLC dismissed PDMP from the lawsuit on that day. The second installment of $20,000 was paid on December 15, 2011. The final installment of $20,000 was paid on January 17, 2012.

On April 13, 2011, Facebook, Inc., or Facebook, filed a complaint against us and certain of our subsidiaries in the U.S. District Court for the Northern District of California, alleging trademark infringement with regard to the use of the terms "face book of sex". The Complaint contains causes of action for: trademark dilution, false designation of origin, trademark infringement, violation of the Anti-Cybersquatting Consumer Protection Act, and for unfair competition. The Complaint also seeks a declaratory judgment that Facebook's use of "friend finder" on its website is a descriptive fair use that does not infringe Various' trademark rights in the "FRIENDFINDER" mark. No specific amount of damages has been sought. However, the Complaint requests monetary relief, injunctive relief, punitive damages, cancellation of the "FRIENDFINDER" marks, attorneys' fees, other equitable relief, and costs among other things. On May 23, 2011, the Company, and its subsidiaries, filed their Answer, Affirmative Defenses and Counterclaims to the Complaint.  On February 14, 2012, as part of an amicable global resolution the lawsuit was settled.  The specific terms of the agreement are confidential.  The case was dismissed on February 15, 2012.  The Company will pay an immaterial amount with respect to the settlement.

On November 11, 2011, a putative shareholder class action was filed in the United States District Court for the Southern District of Florida by Greenfield Childrens Partnership, on behalf of investors who purchased our common stock pursuant to our initial public offering, against us, Ladenburg Thalmann & Co., Inc. and Imperial Capital LLC, the underwriters in our initial public offering, and our directors and certain of our executive officers. The complaint alleges, among other things, that our initial public offering documents contained certain of our false and misleading statements and seeks an unspecified amount of compensatory damages. On February 17, 2012, Greenfield Investment Services LLC, Greenfield Children’s Partnership and David Schwartz were appointed lead plaintiff in the case. In March 2012, the plaintiffs filed an amended complaint alleging all of the same causes of action and adding additional factual allegations.  We believe that we have meritorious defenses to all claims and intend to vigorously defend the lawsuit.

We believe there are currently no litigation or legal or administrative proceedings, including the ones described above, pending against us that are likely to have, individually or in the aggregate, a material adverse effect on our business or our results of operations. As described before, we recognized a loss of $13.0 million in connection with the Broadstream arbitration and ultimately entered into a settlement agreement with Broadstream on July 6, 2011, which obligates us to pay Broadstream a total of $15.0 million.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and posted for trading on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “FFN.” Our common stock commenced trading on NASDAQ on May 11, 2011. On December 30, 2011, the last reported sales price of our common stock on NASDAQ was $0.75 per share. The following table shows the high and low prices for our common stock, as reported by NASDAQ for each quarter of the fiscal year 2011, beginning with the second quarter. The prices shown have been rounded to the nearest $1/100.

	2011
Quarter	High	Low
Second (Commencing May 11, 2011)	$10.01	$3.61
Third	5.22	1.81
Fourth	2.20	0.51

As of March 27, 2012, there were 31,455,477 shares of our common stock issued and outstanding and we had 68 registered stockholders of record.

We have never paid or declared dividends on our common stock. Furthermore, we are prohibited by the provisions in our Indentures, on declaring dividends. In addition we expect that any future credit facility will contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future, as we currently plan to retain any earnings to fund our future growth and repay existing indebtedness. Payments of any cash dividends in the future, however, is within the discretion of our board of directors and will depend on our financial condition, results of operations and capital and legal requirements as well as other factors deemed relevant by our board of directors.

Item 6.  Selected Financial Data

You should read the following Selected Financial Data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

These historic results are not necessarily indicative of results for any future period. You should read the following selected financial data in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this Form 10-K.

	Consolidated Data
	Year Ended December 31,
	2011	2010	2009	2008(1)	2007(1)
	(in thousands, except per share data)
Statements of Operations and Per Share Data:
Net revenue	$331,336	$345,997	$327,692	$331,017	$48,073
Cost of revenue	108,063	110,490	91,697	96,514	23,330
Gross profit	223,273	235,507	235,995	234,503	24,743
Operating expenses
Product development	16,885	12,834	13,500	14,553	1,002
Selling and marketing	32,265	37,258	42,902	59,281	7,595
General and administrative	89,275	79,855	76,863	88,280	24,466
Amortization of acquired intangibles and software	16,199	24,461	35,454	36,347	2,262
Depreciation and other amortization	3,998	4,704	4,881	4,502	2,829
Impairment of goodwill		—	—	9,571	925
Impairment of other intangible assets	2,600	4,660	4,000	14,860	5,131
Total operating expenses	161,222	163,772	177,600	227,394	44,210
Income (loss) from operations.	62,051	71,735	58,395	7,109	(19,467)
Interest expense, net of interest income	(85,989)	(88,508)	(92,139)	(80,510)	(15,953)
Other finance expenses	—	(4,562)	—	—	—
Interest and penalties related to VAT liability not charged to customers	(1,808)	(2,293)	(4,205)	(8,429)	(1,592)
Net loss on extinguishment and modification of debt	(7,312)	(7,457)	(7,240)	—	—
Foreign exchange gain (loss), principally related to VAT liability not charged to customers	516	610	(5,530)	15,195	546
Gain on elimination of liability for United Kingdom VAT not charged to customers		—	1,561	—	—
Gain on settlement of VAT liability not charged to customers		—	232	2,690	—
Change in fair value of acquisition related contingent consideration	(920)	—	—	—	—
Gain on liability related to warrants	391	38	2,744	—	—
Other non-operating (expense) income, net	(4,544)	(13,202)	(366)	(197)	119
Loss before income tax benefit	(37,615)	(43,639)	(46,548)	(64,142)	(36,347)
Income tax benefit	6,472	486	5,332	18,176	6,430
Net loss	(31,143)	(43,153)	(41,216)	(45,966)	(29,917)
Non-cash dividends on convertible preferred stock	—	—	—	—	(4,396)
Net loss attributable to common stock	(31,143)	$(43,153)	$(41,216)	$(45,966)	$(34,313)
Net loss per common share — basic and diluted(2)	$(1.28)	$(3.14)	$(3.00)	$(3.35)	$(5.19)
Weighted average common shares outstanding — basic and diluted(2)	24,249	13,735	13,735	13,735	6,610

	Consolidated Data
	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data (at period end):
Cash and restricted cash	$34,541	$41,970	$28,895	$31,565	$23,722
Total assets	493,364	532,817	551,881	599,913	649,868
Long-term debt classified as current due to events of default, net of unamortized discount	8,270	15,009	56,116	415,606	417,310
Long-term debt, net of unamortized discount	462,515	510,551	432,028	38,768	35,379
Deferred revenue	42,299	48,302	46,046	42,814	27,214
Total liabilities	621,648	682,597	657,523	657,998	661,987
Redeemable preferred stock	—	—	26,000	26,000	26,000
Accumulated deficit	(261,764)	(230,621)	(187,468)	(144,667)	(98,701)
Total stockholders’ deficiency	(128,284)	(149,780)	(131,642)	(84,085)	(38,119)

	Consolidated Data
	Year Ended December 31,
	2011	2010	2009	2008(1)	2007(1)
	(in thousands)
Other Data
Net cash provided by operating activities	$37,787	$42,640	$39,679	$50,948	$4,744
Net cash (used in) provided by investing activities	(7,540)	(1,250)	4,204	(9,289)	(149,322)
Net cash (used in) provided by financing activities	(41,469)	(29,405)	(44,987)	(25,336)	148,961

 (1)           Net revenue for the years ended December 31, 2008 and 2007 does not reflect $19.2 million and $8.5 million, respectively, due to a non-recurring purchase accounting adjustment that required the deferred revenue at the date of the acquisition of Various to be recorded at fair value. Management believes that it is appropriate to add back the deferred revenue adjustment because the average renewal rate of the subscriptions that were the basis for the deferred revenue was approximately 63%. The renewal rate on subscriptions that had already been renewed at least one time since the acquisition was 78%. Therefore, management believes that historical results of Various are reflective, including those revenues that were added back to the adjusted net revenue, of our future results. Please refer to the table contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" above entitled "Reconciliation of GAAP Net Loss to EBITDA and Adjusted EBITDA".

(2)           Basic and diluted loss per share is based on the weighted average number of shares of common stock outstanding, including Series B common stock, and shares underlying common stock purchase warrants which are exercisable at the nominal price of $0.0002 per share. For information regarding the computation of per share amounts, refer to Note C(25), "Summary of Significant Accounting Policies — Per share data" of our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under the section entitled "Risk Factors" and elsewhere in this annual report on Form 10-K.

Overview

We are a leading internet and technology company providing services in the rapidly expanding markets of social networking and web-based video sharing. Our business consists of creating and operating technology platforms which run several of the most heavily visited websites in the world. Through our extensive network of more than 40,000 websites, since our inception, we have built a base of more than 530 million registrants and more than 340 million members in more than 200 countries. We are able to create and maintain, in a cost-effective manner, websites intended to appeal to users of diverse cultures and interest groups. We offer our members a wide variety of online services so that they can interact with each other and access the content available on our websites. Our most heavily visited websites include AdultFriendFinder.com, Amigos.com, AsiaFriendFinder.com, Cams.com, FriendFinder.com, BigChurch.com and SeniorFriendFinder.com. For the year ended December 31, 2011, we had net revenue of $331.3 million.

We operate in two segments, internet and entertainment. Our internet segment offers services and features that include social networking, online personals, premium content, live interactive video, recorded video, online chatrooms, instant messaging, photo, video and voice sharing, blogs, message board, free e-mail and with our recent acquisition of JigoCity, social commerce. Our revenues to date have been primarily derived from online subscription and paid-usage for our internet segment products and services. Our market strategy is to grow this segment and expand our service offerings with complimentary services and features. Our entertainment segment produces and distributes original pictorial and video content, licenses the globally-recognized Penthouse brand to a variety of consumer product companies and entertainment venues and publishes branded men's lifestyle magazines. We continually seek to expand our licenses and products in new markets and retail categories both domestically and internationally.

Our History

Our predecessor company was incorporated in Delaware in 1993 under the name General Media, Inc., or GMI. GMI filed for bankruptcy on August 12, 2003 under Chapter 11 of the United States Bankruptcy Code and in September 2003, Marc H. Bell and Daniel C. Staton formed PET Capital Partners LLC, or PET, to acquire GMI's secured notes and preferred stock.

On October 5, 2004, GMI emerged from Chapter 11 protection with all new equity distributed solely to the holders of the GMI secured notes. The reorganized capital structure also included approximately $35.8 million of term loan notes (the "Term Loan Notes") distributed to former secured and unsecured creditors. Concurrently with the emergence from Chapter 11, we changed the name of the company to Penthouse Media Group Inc. and PET sold a minority position of non-voting Series B common stock to Interactive Brand Development Inc., or IBD.

During 2005, we consummated the sale of $33.0 million of 2005 Notes and $15.0 million of Series A Convertible Preferred Stock to fund the retirement of a $20.0 million credit facility, to fund the repayment of $11.8 million of the Term Loan Notes and to fund the purchase of certain trademark assets and for general corporate purposes. The remaining outstanding Term Loan Notes were reissued as subordinated term loan notes (the "Subordinated Term Loan Notes").

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

On May 16, 2011, the Company issued 5,000,000 shares of common stock at a price of $10.00 per share and completed its IPO. The Company raised gross proceeds of $50.0 million, less underwriting fees and commissions of 7.25% of the gross proceeds, or $3.6 million, and incurred other offering expenses of $2.9 million to be paid from the proceeds of the offering, resulting in $43.5 million of net proceeds. In addition, the Company had incurred and paid as of December 31, 2010, $13.3 million of offering costs, which were included in deferred offering costs in the accompanying balance sheet at December 31, 2010. The Company incurred an additional $3.0 million in offering costs during 2011 totaling $16.2 million which was transferred to paid in capital upon completion of the IPO.

On July 12, 2011, the Company acquired substantially all the assets of PerfectMatch.com from Matrima, Inc. for $2,000,000 in cash and $500,000 in common shares. PerfectMatch.com is an online relationship service helping adults seeking successful lasting connections.

On September 7, 2011, the Company acquired BDM Global Ventures Ltd., the company which owns the operations of JigoCity, for a combination of stock and warrants. The merger consideration consists of approximately 1.6 million shares of FFN common stock and approximately 6.4 million FFN warrants with exercise prices ranging from $5.00–$18.00 per share and is valued at approximately $7.5 million. JigoCity is a global social commerce organization committed to providing members with high quality daily deals that are relevant to their individual lifestyles. It leverages the power of social buying to give people a smarter way to see their city. With 150 employees providing services in over 20 cities and offices in Australia, Hong Kong, Singapore, Malaysia, Taiwan, China, South Korea, Brazil and Los Angeles, JigoCity is one of the fastest growing, global companies in the social commerce arena.

Key Factors Affecting Our Results of Operations

Net Revenue

Our net revenue is affected primarily by the overall demand for online social networking and personals services. Our net revenue is also affected by our ability to deliver user content together with the services and features required by our users' diverse cultures, ethnicities and interest groups.

The level of our net revenue depends to a large degree on the growth of internet users, increased internet usage per user and demand for adult content. Our net revenue also depends on demand for credit card availability and the payment methods in countries in which we have registrants, members, subscribers and paid users, general economic conditions, and government regulation. The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions may lead to our current and potential registrants, members, subscribers and paid users having less discretionary income to spend. This could lead to a reduction in our revenue and have a material adverse effect on our operating results.

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

Internet Revenue

Approximately 93.3% of our net revenue for the year ended December 31, 2011 was generated from our internet segment comprised of social networking, live interactive video, premium content websites and social commerce. This revenue is treated as service revenue in our financial statements. We derive our revenue primarily from subscription fees and pay-by-usage fees. These fees are charged in advance and recognized as revenue over the term of the subscription or as the advance payment is consumed on the pay-by-usage basis, which is usually immediately. VAT is presented on a net basis and is excluded from revenue. We record revenue from JigoCity at the net amount we retain from the sale of JigoCity's after paying an agreed upon percentage of the purchase price to the merchant excluding any applicable taxes. Revenue is recorded on a net basis because we are acting as an agent of the merchant in the transaction.

Net revenue consists of all revenue net of credits back to customers for disputed charges and any chargeback expenses from credit card processing banks for such items as cancelled subscriptions, stolen cards and non-payment of cards. We estimate the amount of chargebacks and credits that will occur in future periods to offset current revenue. For years ended December 31, 2011, 2010, and 2009, these credits and chargebacks were 5.8%, 6.0% and 4.7%, respectively, of gross revenue, while chargebacks alone were 1.2%, 1.4% and 1.2%, respectively, of gross revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Entertainment Revenue

Approximately 6.7% of our net revenue for the year ended December 31, 2011 was generated by the entertainment segment. Entertainment revenue consists of studio production and distribution, licensing of the Penthouse name, logos, trademarks and artwork for the manufacture, sale and distribution of consumer products and publishing revenue. This revenue is treated as product revenue in our financial statements, with the exception of revenue derived from licensing, which is treated as service revenue. For more information regarding our net revenue by service and product, see Note P, "Segment Information" of our consolidated financial statements included elsewhere in this Form 10-K. We derive revenue through third party license agreements for the distribution of our programming where we either receive a percentage of revenue or a fixed fee.

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

Our compensation to our marketing affiliates has decreased and the percentage of revenues from our marketing affiliates have increased modestly, reflecting the variability in the rate at which we compensate our marketing affiliates described above. The percentage of revenues derived from these affiliates and the compensation to our affiliates for the year ended December 31, 2011 and the previous two fiscal years are set forth below:

	Year Ended December 31,
	2011	2010	2009
Percentage of revenue contributed by affiliates	47%	45%	44%
Compensation to affiliates (in millions)	$64.9	$71.2	$56.7

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

Stock Based Compensation

Based on the initial public offering price of $10.00 per share on May 11, 2011, stock-based compensation for the year ended December 31, 2011, was approximately $3.7 million. Of such amounts, a cumulative adjustment to compensation expense of approximately $2.0 million was recognized in May 2011 upon the completion of our IPO.

Amortization of Acquired Intangibles and Software

Amortization of acquired intangibles and software is primarily attributable to intangible assets and internal-use software from acquisitions. Identified intangibles and internal-use software resulting from acquisitions were recorded at the acquisition date fair value. The total fair value of these intangibles and internal-use software acquired from Various in 2007 was $182.5 million. The amortization periods vary from two to five years with the weighted average amortization period equaling approximately three years. We recognized amortization expense associated with these assets of $16.2 million, $24.5 million and $35.5 million for the three years ended December 31, 2011, 2010 and 2009, respectively. In July 2011 we acquired PerfectMatch, a leading social networking website as well as JigoCity in September 2011, a leading social commerce website. The total fair value of the intangibles and internal use software from PerfectMatch and JigoCity was $1.0 million and $3.3 million, respectively. The amortization periods vary from two to three years with the weighted average amortization period being 2.5 years for both PerfectMatch and JigoCity.  If we acquire other businesses which results in us owning additional intangible assets, the amortization of any acquired intangible assets could cause our depreciation and amortization expense to increase as a percentage of net revenue.

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

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets is recognized when we determine that the carrying value of goodwill and indefinite-lived intangible assets is greater than the fair value. We assess goodwill and other indefinite-lived intangibles at least annually, and more frequently when circumstances indicate that the carrying value may be impaired. We recorded goodwill impairment charges of $6.8 million in 2008 related to our internet segment and $2.8 million in 2008 related to our entertainment segment. In addition, we also recorded impairment charges related to our trademarks of $2.6 million, $4.7 million and $4.0 million in 2011, 2010 and 2009, respectively, related to our entertainment segment. We do not expect that there will be future impairment recorded to goodwill and intangible assets based on current information available. However, if future circumstances change and the fair values of goodwill or intangible assets is less than the current carrying value, additional impairment losses will be recognized.

Interest Expense, Net of Interest Income

Interest expense, net of interest income mainly represents interest expense recognized from the debt incurred in connection with the acquisition of Various and the New Financing and an increase in interest expense related to our debt incurred prior to the acquisition. Included in interest expense is amortization of note discounts due to certain warrants issued in connection with our 2005 Notes, 2006 Notes, First Lien Senior Secured Notes and Second Lien Subordinated Secured Notes and amortization of a discount to record the fair value of the Subordinated Convertible Notes at the date of issuance. As the exchange of such notes was not accounted for as extinguishment (as described in "Note K—Long-Term Debt" in our condensed consolidated financial statements included elsewhere in this Form 10-K), subsequent to our debt restructuring on October 27, 2010, interest expense continues to include such amortization together with amortization of original issue discount related to our Senior Secured Notes and Cash Pay Notes and amortization of discount to record the fair value of certain Non-Cash Pay Notes at the date of issuance. Interest expense also includes amortization of deferred debt costs and the 2% premium paid in connection with payment of debt from excess cash flow each quarter.

Other Finance Expenses

Other finance expenses relates to charges incurred with our New Financing that was completed on October 27, 2010. These expenses were for third party fees related to the New First Lien Notes which were determined to be not substantially different from the outstanding First Lien Notes and Second Lien Notes they were exchanged for, and therefore not accounted for as an extinguishment of debt (See "Net Loss on Extinguishment and Modification of Debt" below).

Interest and Penalties Related to VAT Liability not Charged to Customers

Interest and penalties related to VAT not charged to customers are due to our failure to file VAT tax returns and pay VAT based on the applicable law of each country in the European Union. Commencing in 2003, the member states of the European Union implemented rules requiring the collection and payment of VAT on revenues generated by non-European Union businesses that provide electronic services that are purchased by end users within the European Union. We did not begin collecting VAT from our subscribers until July 2008. At December 31, 2011 and 2010, the total amount of uncollected VAT payments was approximately $38.6 million and $39.4 million, respectively. For more information regarding our potential VAT liability, see Note J — "Accrued Expenses and Other Liabilities" in our condensed consolidated financial statements included elsewhere in this Form 10-K. The majority of the penalties assessed by the various tax jurisdictions related to the VAT liability were incurred prior to our purchase of Various and thus charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers. The portion of interest incurred prior to the purchase of Various was also charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers, and subsequently continues to be recorded on the unpaid amounts. On October 14, 2008, we made an indemnity claim against these notes under the acquisition agreement for Various in the amount of $64.3 million. On June 10, 2009, the United Kingdom taxing authority notified us that it had reversed its previous position and that we were not subject to VAT, which resulted in an approximately $39.5 million reduction in the VAT liability. On October 8, 2009, we settled and released all indemnity claims against the sellers (whether claims are VAT related or not) by reducing the original principal amount of the Subordinated Convertible Notes by the full value of the then-outstanding VAT liability. In addition, the sellers agreed to make available to us, to pay VAT and certain VAT-related expenses, $10.0 million held in a working capital escrow account established at the closing of the Various transaction. As of December 1, 2010, the total $10.0 million had been released from the escrow to reimburse us for VAT-related expenses already incurred. If the actual costs to us of eliminating the VAT liability are less than $29.0 million, after applying amounts from the working capital escrow, then the principal amount of the Non-Cash Pay Notes (notes issued in exchange for the Subordinated Convertible Notes in the New Financing) will be increased by the issuance of new Non-Cash Pay Notes to reflect the difference between $29.0 million and the actual VAT liability, plus interest on such difference. For more information regarding the reductions of the principal amount of Subordinated Convertible Notes as a result of our VAT liability, see Note J — "Accrued Expenses and Other Liabilities".

Net Loss on Extinguishment and Modification of Debt

In 2010, we refinanced substantially all of our existing debt into New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. As a result, we recorded a loss on extinguishment of $7.5 million for the year ended December 31, 2010. Such loss was determined by us reviewing each of our former lines of debt and determining if a substantial modification was made for each line. We determined that the Senior Secured Notes and Cash Pay Notes were substantially different than the outstanding principal amount of former Senior Secured Notes for which they were exchanged, resulting in an extinguishment of the former Senior Secured Notes. An extinguishment loss of $10.5 million was recorded for such exchange and for the former Senior Secured Notes, First Lien Notes and Second Lien Notes redeemed for cash. Such loss includes payment of fees to lenders. We also determined that the Non-Cash Pay Notes were substantially different than the non-convertible Subordinated Term Notes for which they were exchanged based on the conversion feature in the Non-Cash Pay Notes, resulting in a gain on extinguishment of $3.0 million related to the excess of the carrying value of the Subordinated Term Notes over the fair value of the Non-Cash Pay Second Lien Notes for which they were exchanged. In 2009, the loss on modification of debt relates to our decision to eliminate the option to convert the Convertible Notes at our option into common stock and agreeing to set the principal amount at $156.0 million which was considered to result in an exchange of debt instruments with substantially different terms thereby requiring us to account for the modification like an extinguishment of the existing Convertible Notes and the creation of new Convertible Notes. This modification resulted in us recording a charge for the extinguishment of debt of approximately $7.2 million attributable to the excess of the fair value of the modified notes over the carrying value of the existing notes plus the $2.3 million present value of the $3.2 million of fees owed to the former owner of Various.

In 2011, loss on extinguishment of debt is related to redeeming $37,832,000 of Senior Secured Notes and $1,709,000 of Cash Pay Notes on May 19, 2011 from the net proceeds of the IPO at 110% of principal incurring a loss on extinguishment of debt of approximately $3.9 million. In addition, with the redemption there was additional discount and refinancing fee amortization of $3.4 million resulting in a total loss on extinguishment of debt of $7.3 million.

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

Gain on Settlement of VAT Liability not Charged to Customers

Gain on settlement of liability related to VAT not charged to customers reflects our settlement of liabilities related to VAT not charged to customers owed at amounts less than what we had recorded. We have been able to settle with or pay in full certain tax jurisdictions on favorable terms, which resulted in the gain. However, we still have numerous tax jurisdictions remaining to be resolved that may result in our recording a gain or loss.

Gain on Elimination of Liability for United Kingdom VAT not Charged to Customers

Gain on elimination of liability for United Kingdom VAT not charged to customers reflects the elimination of liabilities related to VAT not charged to customers in the United Kingdom. This gain was due to the United Kingdom taxing authority notifying us that it had reversed its previous position and that we were not subject to VAT in the United Kingdom in connection with providing internet services.

Change in Fair Value of Acquisition Related Contingent Consideration

Change in fair value of acquisition related contingent consideration for the year ended December 31, 2011 was $920,000.  In conjunction with the acquisition of JigoCity, a liability was recognized for an estimate of the acquisition date fair value of the related contingent consideration which may be paid.  As of December 31, 2011, the fair value of this consideration was valued at $1.4 million, resulting in a charge to earnings of $920,000.

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

In connection therewith, the statement of operations for the years ended December 31, 2011 and 2010 reflects a gain of $0.4 million and $38,000, respectively, on re-measurement of the liability. On May 16, 2011, concurrently with the consummation of the Company's IPO, warrants to issue 457,843 shares of common stock at $6.20 per share were net settled, whereby 174,246 shares of common stock were issued upon exercise, equivalent to the intrinsic value of the warrants based on the IPO price of $10 per share, and the Company did not receive any cash proceeds. In addition, warrants to acquire 24,104 common shares at $10.25 per share were terminated as they were not exercised. Accordingly, in May 2011, the liability related to the warrants was eliminated with the carrying value of $3,168,000 related to the exercised warrants transferred to capital in excess of par value and the carrying value of $119,000 related to the terminated warrants recorded as non-operating income. For further information, see "Note L-Liability Related to Warrants" in our consolidated financial statements included elsewhere in this Form 10-K.

Other Non-Operating Income/Expenses, Net

Other non-operating income and expenses include miscellaneous transactions not related to our primary operations. Included in the year ended December 31, 2011 and 2010 are charges related to the settlement of our lawsuit with Broadstream Capital Partners, Inc., or Broadstream.  The expense in 2010 was primarily due to a $13.0 million charge related to the lawsuit.  The Company entered into an agreement in 2009 to postpone litigation and paid an aggregate of $3.0 million to Broadstream during 2009 and 2010. The agreement provided that if Broadstream elected to choose arbitration as a means of resolving the dispute, the arbitration award range to Broadstream would be at least $10.0 million but would not exceed $47.0 million. As a result of Broadstream electing for arbitration in December 2010, we recognized a loss of $13.0 million as of December 31, 2010.  In 2011, we settled the Broadstream case for $15.0 million, which required us to record an additional $5.0 million of expense.  For further information, see "Note R - Contingencies" in our consolidated financial statements included elsewhere in this Form 10-K.  Also included in the year ended December 31, 2011 is life insurance proceeds related to the death of the original founder of Penthouse, Robert Guccione of $1.5 million.

Income Tax (Benefit)

We had an income tax benefit of $6.5 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively. The tax benefit in the year ended December 31, 2011, relates principally to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital as a result of the Company’s Initial Public Offering, and from a writedown of certain deferred tax liabilities related to non-amortizable intangibles, which were determined to be impaired, of approximately $1 million.

At December 31, 2011, we had net operating loss carryforwards for federal income tax purposes of approximately $95.1 million available to offset future taxable income, which expire at various dates from 2024 through 2031. Our ability to utilize approximately $9.0 million of these carryforwards is limited due to changes in our ownership, as defined by federal tax regulations. In addition, utilization of the remainder of such carryforwards may be limited by the occurrence of certain further ownership changes, including changes as a result of the IPO.  We also had net operating loss carryforwards in various foreign jurisdictions of approximately $1.8 million available to offset future taxable income, which expire at various dates.

Realization of the deferred tax assets is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of taxable temporary differences.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments are subject to an inherent degree of uncertainty. Our significant accounting policies are more fully described in Note C to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment in making certain assumptions to be used in making such estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observation of trends in our industry and information available from other outside sources as appropriate. Accounting policies that, in their application to our business, involve the greatest amount of subjectivity by way of management judgments and estimates are those relating to valuation of goodwill, identified intangibles and other long-lived assets, including business combinations and legal contingencies.

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

We test goodwill and intangible assets for impairment in accordance with authoritative guidance. We also test property, plant and equipment for impairment in accordance with authoritative guidance. We assess goodwill, and other indefinite-lived intangible assets at least annually, or more frequently when circumstances indicate that the carrying value may not be recoverable. Factors we consider important and which could trigger an impairment review include the following:

•	a significant decline in actual or projected revenue;

•	a significant decline in performance of certain acquired companies relative to our original projections;

•	an excess of our net book value over our market value;

•	a significant decline in our operating results relative to our operating forecasts;

•	significant change in the manner of our use of acquired assets or the strategy for our overall business;

•	a significant decrease in the market value of an asset;

•	a shift in technology demands and development; and

•	a significant turnover in key management or other personnel.

When we determine that the carrying value of goodwill and indefinite-lived intangible assets and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment using a blended analysis of the present value of discounted cash flows and the market valuation approach. The discounted cash flow model uses the present values of estimated future cash flows. We use a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Considerable management judgment is necessary to evaluate the impact of operating and external economic factors in estimating our future cash flows. The assumptions we use in our evaluations include projections of growth rates and profitability, our estimated working capital needs, as well as our weighted average cost of capital. The market valuation approach indicates the fair value of a reporting unit based on a comparison to comparable publicly traded firms and acquired companies in similar businesses. Estimates used in the market value approach include the identification of similar companies with comparable business factors. Changes in economic and operating conditions impacting the assumptions we made could result in additional goodwill impairment in future periods. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired. At this point we proceed to a step two analysis, wherein we measure the excess, if any, of the carrying value of a reporting unit's goodwill over its implied fair value, and record the impairment loss indicated.

Indefinite-lived intangible assets consist primarily of acquired domain names and trademarks. We measure the fair value of these assets using the relief from royalty method. This method assumes that the domain names and trademarks have value to the extent their owner is relieved from paying royalties for the benefits received. We estimate the future revenues for the associated names and trademarks, the appropriate royalty rate and the weighted average cost of capital.

We completed our annual impairment testing of goodwill, domain names, and trademarks as of December 2011, with the assistance of an independent valuation firm.

In 2011, 2010 and 2009, a trademark impairment loss of approximately $2.6 million, $4.7 million and $4.0 million, respectively, was recognized related to our entertainment segment. Such loss, which is included in impairment of other intangible assets in the 2011, 2010 and 2009 consolidated statement of operations, resulted due to the estimated fair value of certain trademarks being less than their carrying value. We had impairment charges related to goodwill of approximately $6.8 million in 2008 related to our internet segment and $2.8 million related to our entertainment segment in 2008. These losses were attributable to downward revisions of earnings forecasted for future years and an increase in the discount rate due to an increase in the perceived risk of our business prospects related to negative global economic conditions and increased competition.

In 2011, no impairment was found with respect to the goodwill of the internet segment. The analysis and assessment of the assets in this segment indicated that no impairment was required as the fair values exceeded the recorded carrying values. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future. The fair value of our Internet reporting units exceeded each of their carrying values by more than 100%. Given this large difference, very sizable changes would be needed to the assumptions in order for the carrying value to exceed fair value.

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

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in Note R to our consolidated financial statements. To the extent that a loss related to a contingency is probable and can reasonably be estimated, we accrue an estimate of that loss. Because of the uncertainties related to both the amount or range of loss on certain pending litigation and arbitration, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such matters. As additional information becomes available, we will assess the potential liability related to our pending matters and make, or if necessary revise, our estimates. Such changes in our estimates of the potential liability could materially impact our results of operations and financial position.

Segment Information

We divide our business into two reportable segments: internet, which consists of social networking, live interactive video, premium content and social commerce websites; and entertainment, which consists of studio production and distribution, licensing and publishing. Certain corporate expenses are not allocated to segments.

The following table presents our results of operations for the years ended December 31, 2011, 2010 and 2009 for our reportable segments:

	Year Ended December 31,
	2011	2010	2009
Net revenue	(in thousands)
Internet	$309,221	$321,605	$306,213
Entertainment	22,115	24,392	21,479
Total	331,336	345,997	327,692

Cost of revenue
Internet	92,996	97,959	78,627
Entertainment	15,067	12,531	13,070
Total	108,063	110,490	91,697

Gross profit
Internet	216,225	223,646	227,586
Entertainment	7,048	11,861	8,409
Total	223,273	235,507	235,995

Income (loss) from operations
Internet	73,985	$76,142	$64,962
Entertainment	(2,314)	1,140	(439)
Unallocated corporate	(9,620)	(5,547)	(6,128)
Total	$62,051	$71,735	$58,395

Internet Segment Historical Operating Data

The following table presents certain key business metrics for our adult websites, general audience websites and live interactive video websites for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Adult Websites
New members	38,657,203	40,130,064	26,009,295
Beginning subscribers	950,705	940,444	917,800
New subscribers(1)	1,595,736	1,804,669	1,825,285
Terminations	1,718,713	1,794,408	1,802,641
Ending subscribers	827,728	950,705	940,444
Conversion of members to subscribers	4.1%	4.5%	7.0%
Churn	16.1%	15.8%	16.2%
ARPU	$20.21	$20.39	$20.75
CPGA	$44.02	$47.41	$43.99
Average lifetime net revenue per subscriber	$81.45	$81.54	$84.36
Net revenue (in millions)	$215.6	$231.4	$231.4
General Audience Websites
New members	6,294,789	9,312,953	9,493,006
Beginning subscribers	53,194	57,426	68,639
New subscribers(1)	97,240	114,688	116,557
Terminations	105,915	118,920	127,770
Ending subscribers	44,519	53,194	57,426
Conversion of members to subscribers	1.5%	1.2%	1.2%
Churn	18.1%	17.9%	16.9%
ARPU	$18.80	$20.72	$18.05
CPGA	$28.21	$29.27	$40.68
Average lifetime net revenue per subscriber	$75.86	$86.37	$66.18
Net revenue (in millions)	$11.0	$13.8	$13.7
Live Interactive Video Websites
Total minutes	34,922,953	35,459,839	27,380,057
Average revenue per minute	$2.34	$2.15	$2.21
Net revenue (in millions)	$81.6	$76.3	$60.4
___________________
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

Our results of operations related to our adult and general audience websites, as distinguished from the live interactive video websites discussed above, reflects the interaction of the conversion of members to subscribers, the churn of subscribers, and the average value of purchased products and services. A negative movement in any one of these items may be offset by a positive movement in another. For more information see the sections in this Form 10-K entitled "— Results of Operations — Internet Segment Historical Operating Data for the Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010."

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

Our entertainment segment has higher fixed and variable costs associated with the business resulting in historically lower gross profit margins than our internet segment. We expect gross profit margins in our entertainment segment to continue to vary but remain within its historical range. We expect the internet gross profit percentage in future years to be consistent with the gross profit percentage in 2011.

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed discussions for each of our segments. In order to provide a meaningful discussion of our ongoing business, we have provided a discussion of the following:

•	our consolidated results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010;

•	our consolidated results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009;

•
an analysis of internet segment operating data which are key to an understanding of our operating results and strategies for the year ended December 31, 2011 as compared to the year ended December 31, 2010, and for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

The following table presents our historical operating results as a percentage of our net revenue for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	32.6	31.9	28.0
Gross profit	67.4	68.1	72.0
Operating expenses:
Product development	5.1	3.7	4.1
Selling and marketing	9.7	10.8	13.1
General and administrative	26.9	23.1	23.5
Amortization of acquired intangibles and software	4.9	7.1	10.8
Depreciation and other amortization	1.2	1.3	1.5
Impairment of other intangible assets	0.8	1.4	1.2
Total operating expenses	48.6	47.4	54.2
Income from operations	18.8	20.7	17.8
Interest expense, net of interest income	(26.0)	(25.6)	(28.1)
Other finance expenses		(1.3)	—

Interest and penalty related to VAT liability not charged to customers	(0.5)%	(0.7)%	(1.3)%
Net loss on extinguishment and modification of debt	(2.2)%	(2.1)	(2.2)
Foreign exchange gain (loss) principally related to VAT liability not charged to customers	0.3	0.2	(1.7)
Gain on elimination of liability for United Kingdom VAT not charged to customers	—	—	0.5
Gain on settlement of liability related to VAT not charged to customers	—	—	0.1
Change in fair value of acquisition related contingent consideration	0.2	—	—
Gain on liability related to warrants	0.1	0.0	0.8
Other non-operating expense net	(1.4)	(3.8)	(0.1)
Loss before income tax benefit	(11.3)	(12.6)	(14.2)
Income tax benefit	2.0	0.1	1.6
Net loss	(9.4)%	(12.5)%	(12.6)%

Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

Net Revenue. Net revenue for the years ended December 31, 2011 and 2010 was $331.3 million and $346.0 million, respectively, representing a decrease of $14.7 million or 4.2%. Internet revenue for the years ended December 31, 2011 and 2010 was $309.2 million and $321.6 million, respectively, representing a decrease of $12.4 million or 3.9%.  Entertainment revenue for the years ended December 31, 2011 and 2010 was $22.1 million and $24.4 million, respectively, representing a decrease of $2.3 million or 9.4%.

The decrease in internet revenue was primarily attributable to a decrease in our social networking websites revenue of $18.8 million, or 7.8% due primarily to a decrease in traffic to our websites mainly in Europe.  The above was offset by an increase in our live interactive video websites of $5.3 million, or 6.9%, due to more effective marketing campaigns.  In addition, we had more effective marketing campaigns and increased features available on our websites. Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected our internet revenues as well.  In addition, our newly acquired social commerce websites contributed revenue of approximately $900,000.

Internet revenue for the year ended December 31, 2011 was comprised of 71.6% relating to our social networking websites, 26.4% relating to our live interactive video websites, 1.7% relating to our premium content websites and 0.3% related to our social commerce websites, as compared to 74.8% for our social networking websites, 23.7% for our live interactive video websites and 1.5% for our premium content websites for the same period in 2010.

Entertainment revenue for the year ended December 31, 2011 was $22.1 million as compared to $24.4 million for the year ended December 31, 2010, representing an decrease of $2.3 million or 9.4%.

Entertainment revenue for the year ended December 31, 2011 was comprised of 43.1% relating to magazine publishing, 47.0% relating to broadcasting and 9.9% relating to licensing, as compared to 44.7% for magazine publishing, 44.6% for broadcasting and 10.7% for licensing for the same period in 2010.

The decrease in entertainment revenue was primarily due to a decrease in publication revenue of $1.4 million as a result of a decline in the number of magazines sold from 3.5 million to 2.8 million issues.  We also had a decrease in our video entertainment revenue of $0.5 million due to entering into less new video contracts. Lastly, we also had a decrease of $0.4 million related to our licensing revenue.

Cost of Revenue. Cost of revenue for the years ended December 31, 2011 and 2010 was $108.1 million and $110.5 million, respectively, representing a decrease of $2.4 million or 2.2%. The decrease in cost of revenue was primarily attributable to a decrease in affiliate commission expense of $6.3 million, from $71.2 million for the year ended December 31, 2010 to $65.0 million for the same period in 2011. The decrease was mainly due to a decrease in our social networking revenue as described above.  We also had a decrease of $0.6 million in our publishing costs related to the decrease in publishing revenue discussed previously.  The above decreases were offset by an increase satellite distribution costs of $1.2 million and an increase in our video entertainment costs of $3.3 million.

Operating Expenses

Product Development. Product development expense for the years ended December 31, 2011 and 2010 was $16.9 million and $12.8 million, respectively, representing an increase of $4.1 million or 32.0%. The primary reason for the increase in product development expense was due to an increase in headcount to support new initiatives and expected growth.

Selling and Marketing. Selling and marketing expense for the years ended December 31, 2011 and 2010 was $32.3 million and $37.3 million, respectively, representing a decrease of $5.0 million or 13.4%. The decrease in selling and marketing expense was primarily due to a $9.1 million decrease in our ad buy expenses for our internet segment over the period, from $31.6 million for the year ended December 31, 2010 to $22.5 million for the same period in 2011. The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines. The decrease was offset by an increase of 3.2 million increase in salaries and benefits and $.9 million in general advertising expenses mainly as a result of our acquisition of JigoCity.

General and Administrative. General and administrative expense for the years ended December 31, 2011 and 2010 was $89.3 million and $79.9 million, respectively, representing an increase of $9.4 million or 11.8%. The increase in general and administrative expense is primarily due to a $4.0 million increase in higher wages and benefits costs due to additional headcount.  We also had an increase of $2.6 million in our legal expense, mainly as a result of our Broadstream settlement.  Our consulting and professional fees increased by $1.9 million in 2011, relating mainly to our registration statement for certain of our indebtedness.  Lastly, we had a $3.7 million charge for stock compensation expense related to our IPO in May 2011.  For further information, see “Note N – Stock Compensation Expense” in our consolidated financial statements included elsewhere in this annual report on Form 10-K.  The above increases were offset by a decrease of $2.8 million in our merchant processing expenses due to lower costs to process our transactions in 2011.

Amortization of Acquired Intangibles and Software. Amortization of acquired intangibles and software for the years ended December 31, 2011 and 2010 was $16.2 million and $24.5 million, respectively. The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized during 2010.   The above decrease was offset in part by newly acquired intangibles and software for Perfectmatch, a leading social networking website and JigoCity, a leading social commerce website.

Depreciation and Other Amortization. Depreciation and other amortization expense for the years ended December 31, 2011 and 2010 was $4.0 million and $4.7 million, respectively, representing a decrease of $0.7 million or 14.9%. The decrease in depreciation and other amortization is primarily related to certain assets becoming fully depreciated, offset by the purchase of additional fixed assets.

Impairment of Other Intangible Assets. Impairment of other intangible assets for the years ended December 31, 2011 and 2010 was $2.6 million and $4.7 million, respectively, representing a decrease of $2.1 million or 44.7%. The losses for 2011 and 2010 were attributable to the entertainment segment and due to the estimated fair value of trademarks being less than their carrying value.

Interest Expense, Net of Interest Income. Interest expense for the years ended December 31, 2011 and 2010 was $86.0 million and $88.5 million, respectively, representing a decrease of $2.5 million or 2.8%. The decrease was due mainly to debt payments during the year ended December 31, 2011, including approximately $39.5 million of debt paid off with our IPO proceeds.

Other Finance Expenses. Other finance expenses in 2010 were due to debt restructuring costs of $4.6 million related to our New Financing that was completed in October 2010. We expensed the third party fees related to the New First Lien Notes which were determined to be not substantially different from the First Lien Notes and Second Lien Notes for which they were exchanged, and therefore they are not accounted for as extinguished debt (See "Net Loss on Extinguishment and Modification of Debt" below). We had no such comparable costs in the same period for 2011.

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

Interest and penalties related to VAT liability not charged to customers for the year ended December 31, 2011 was $1.8 million as compared to $2.3 million for the year ended December 31, 2010. The decrease in interest and penalties related to VAT not charged to customers is due to VAT settlements with numerous countries. We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $38.6 million of unremitted VAT liability.

Net Loss on Extinguishment and Modification of Debt. Loss on extinguishment and modification of debt for the year ended December 31, 2011 was $7.3 million as compared to a loss of $7.5 million for the year ended December 31, 2010. In 2011, this expense was related to write-off of deferred costs and discount and a prepayment penalty due to our redeeming approximately $37.8 million of New First Lien Notes and approximately $1.7 million of Cash Pay Second Lien Notes in connection with proceeds received from our IPO in May 2011.  In 2010, the Company refinanced substantially all of its existing debt into New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. The Company determined that the New First Lien Notes and Cash Pay Second Lien Notes were substantially different than the outstanding principal amount of former Senior Secured Notes for which they were exchanged, resulting in an extinguishment of the former Senior Secured Notes. An extinguishment loss of $10.5 million was recorded for such exchange and for the former Senior Secured Notes, First Lien Notes and Second Lien Notes redeemed for cash. Such loss includes payment of fees to lenders. The above was offset by the determination that the Old Non-Cash Pay Notes were substantially different than the non-convertible Subordinated Term Notes for which they were exchanged based on the conversion feature in the Old Non-Cash Pay Notes, resulting in a gain on extinguishment of $3.0 million related to the excess of the carrying value of the Subordinated Term Notes over the fair value of the Old Non-Cash Pay Notes for which they were exchanged.

Foreign Exchange Gain Principally Related to VAT Liability not Charged to Customers. Foreign exchange gain principally related to VAT not charged to customers for the year ended December 31, 2011 was $0.5 million as compared to a gain of $0.6 million for the year ended December 31, 2010.  The gain for the years ended December 31, 2011 and 2010 is primarily related to the decrease in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the strengthening of the U.S. dollar.

Loss on Acquisition Related Contingent Consideration. Loss on acquisition related contingent consideration for the year ended December 31, 2011 was $920,000.  In conjunction with the acquisition of JigoCity, a liability was recognized for an estimate of the acquisition date fair value of the related contingent consideration which may be paid.  As of December 31, 2011, the fair value of this consideration was valued at $1.4 million, resulting in a charge to earnings of $920,000.

Gain on Liability Related to Warrants. Gain on liability related to warrants for the year ended December 31, 2011 and 2010 was $0.4 million and $38,000, respectively.  The liability related to the 501,663 warrants issued in August 2005 was established as a result of new authoritative guidance becoming effective for us as of January 1, 2009.   The remaining unexercised warrants were terminated in conjunction with our IPO in May 2011.  For further information, see "Note L — Liability Related to Warrants" in our consolidated financial statements included elsewhere in this Form 10-K.

Other Non-operating Expense, Net. Other non-operating expense for the year ended December 31, 2011 was $4.5 million as compared to $13.2 million for the same period in 2010.  The expense in 2010 was primarily due to a $13.0 million charge related to our lawsuit with Broadstream Capital Partners, Inc. or Broadstream. The Company entered into an agreement in 2009 to postpone litigation and paid an aggregate of $3.0 million to Broadstream during 2009 and 2010. The agreement provided that if Broadstream elected to choose arbitration as a means of resolving the dispute, the arbitration award range to Broadstream would be at least $10.0 million but would not exceed $47.0 million. As a result of Broadstream electing for arbitration in December 2010, we recognized a loss of $13.0 million as of December 31, 2010.  The expense in 2011 was primarily due to an additional $5.0 million loss recognized when the Company entered into a settlement agreement with Broadstream whereas the Company agreed to pay Broadstream $15 million of which $8 million was paid in July 2011, $5.0 million was paid in September 2011, and $2.0 million in January 2012.  In addition, there was a $1.0 million loss on foreign exchange offset by $1.5 million revenue from the proceeds of a former owner’s life insurance proceeds.

Income Tax Benefit. Income tax benefit for the year ended December 31, 2011 was $6.5 million as compared to a benefit of $0.5 million for the same period in 2010. The difference was a due to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital as a result of the Company’s Initial Public Offering, and from a writedown of certain deferred tax liabilities related to non-amortizable intangibles, which were determined to be impaired, of approximately $1 million.  In 2010, a larger amount of net operating loss for which no tax benefit was recognized due to an increase in the valuation allowance against deferred tax assets.

Net Loss. Net loss for the years ended December 31, 2011 and 2010 was $31.1 million and $43.2 million, representing a decrease of $12.1 million or 28.0%. The reduced loss in 2011 was primarily due to a decrease of $11.1 million in non-operating losses and a $6.0 million increase in the tax benefit.

Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

Net Revenue. Net revenue for the years ended December 31, 2010 and 2009 was $346.0 million and $327.7 million, respectively, representing an increase of $18.3 million or 5.6%. Internet revenue for the years ended December 31, 2010 and 2009 was $321.6 million and $306.2 million, respectively, representing an increase of $15.4 million or 5.0%. Entertainment revenue for the years ended December 31, 2010 and 2009 was $24.4 million and $21.5 million, respectively, representing an increase of $2.9 million or 13.5%.

The increase in internet revenue was primarily attributable to an increase in our live interactive video websites of $15.9 million, or 26.3%, due to more effective marketing campaigns. In addition, we had an increase in our social networking websites revenue of $0.6 million, or 0.3% due to more effective marketing campaigns and increased features available on our websites. Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected the extent of our increases. Furthermore, we had a decrease in revenue for our premium content websites of $1.1 million, or 18.9%, due mainly to a decrease in traffic and negative global economic conditions.

Internet revenue for the year ended December 31, 2010 was comprised of 74.8% relating to our social networking websites, 23.7% relating to our live interactive video websites and 1.5% relating to our premium content websites, as compared to 78.3% for our social networking websites, 19.7% for our live interactive video websites and 2.0% for our premium content websites for the same period in 2009.

Entertainment revenue for the year ended December 31, 2010 was $24.4 million as compared to $21.5 million for the year ended December 31, 2009, representing an increase of $2.9 million or 13.5%.

Entertainment revenue for the year ended December 31, 2010 was comprised of 44.7% relating to magazine publishing, 44.6% relating to broadcasting and 10.7% relating to licensing, as compared to 56.9% for magazine publishing, 30.0% for broadcasting and 13.1% for licensing for the same period in 2009.

The increase in entertainment revenue was primarily due to an increase in our video entertainment revenue of $4.5 million due mainly to our recognition of a $3.3 million prepayment due to one of our exclusive agents prematurely terminating a broadcast contract. We also had an increase in our entertainment revenue of $1.2 million due to entering into new video contracts. The above increase was offset by a decrease in publication revenue of $1.3 million as a result of a decline in the number of magazines sold from 4.3 million to 3.5 million issues, as well as a $0.2 million decrease in our licensing revenue.

Cost of Revenue. Cost of revenue for the years ended December 31, 2010 and 2009 was $110.5 million and $91.7 million, respectively, representing an increase of $18.8 million or 20.5%. The increase in cost of revenue was primarily attributable to an increase in affiliate commission expense of $14.5 million, from $56.7 million for the year ended December 31, 2009 to $71.2 million for the same period in 2010. The increase was mainly due to affiliates switching from a revenue share basis to a pay-per-order basis, as well as an increase in the live interactive video websites activity. The increase in cost of revenue was also due to an increase in our studio and model payouts of $5.9 million as a result of increased revenue for our live interactive video websites and a change in the way we compensate our studios and models. Included in 2009 was a $2.0 million refund related to affiliate commissions, as well as a $2.0 million reduction for affiliates that didn't comply with certain contractual requirements of our affiliate agreement. There were no such refunds or reductions for the same period in 2010. The above increases were offset by a decrease in publishing costs of $1.9 million that was related to the decrease in publishing revenue discussed previously. We also had a decrease in our premium content costs of $0.9 million due to the decrease in premium content revenue discussed previously.

Operating Expenses

Product Development. Product development expense for the years ended December 31, 2010 and 2009 was $12.8 million and $13.5 million, respectively, representing a decrease of $0.7 million or 5.2%. The primary reason for the decrease in product development expense was due to a decrease in headcount as we reallocated technology resources.

Selling and Marketing. Selling and marketing expense for the years ended December 31, 2010 and 2009 was $37.3 million and $42.9 million, respectively, representing a decrease of $5.6 million or 13.1%. The decrease in selling and marketing expense was primarily due to a $4.5 million decrease in our ad buy expenses for our internet segment over the period, from $36.1 million for the year ended December 31, 2009 to $31.6 million for the same period in 2010. The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines. The decrease was also due to a $0.9 million reduction in general advertising expenses as well as a $0.2 million reduction in salaries and benefits as a result of lower headcount.

General and Administrative. General and administrative expense for the years ended December 31, 2010 and 2009 was $79.9 million and $76.9 million, respectively, representing an increase of $3.0 million or 3.9%. The increase in general and administrative expense is primarily due to a $3.5 million increase in merchant processing expenses due to higher costs to process our transactions. There was also an increase of $2.0 million in our general corporate expenses. The above increase was offset by a decrease in legal expense of $1.4 million primarily attributable to significantly less usage of legal firms in the year ended December 31, 2010 as compared to the same period in the prior year. In the year ended December 31, 2009, we also had a $2.7 million reimbursement related to a prior lawsuit in which the sellers of Various repaid a portion of the settlement payment and litigation expenses to us pursuant to the acquisition agreement for Various. There was no such reimbursement for the same period in 2010. There was also a decrease of $1.1 million in our internet expenses due to a reduction in cost for services.

Amortization of Acquired Intangibles and Software. Amortization of acquired intangibles and software for the years ended December 31, 2010 and 2009 was $24.5 million and $35.5 million, respectively. The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized during 2010. We have had no significant acquisitions since we acquired Various, Inc. on December 6, 2007.

Depreciation and Other Amortization. Depreciation and other amortization expense for the years ended December 31, 2010 and 2009 was $4.7 million and $4.9 million, respectively, representing a decrease of $0.2 million or 4.1%. The decrease in depreciation and other amortization is primarily related to certain assets becoming fully depreciated, offset by the purchase of additional fixed assets.

Impairment of Other Intangible Assets. Impairment of other intangible assets for the years ended December 31, 2010 and 2009 was $4.7 million and $4.0 million, respectively, representing an increase of $0.7 million or 17.5%. The losses for 2010 and 2009 were attributable to the entertainment segment and due to the estimated fair value of trademarks being less than their carrying value.

Interest Expense, Net of Interest Income. Interest expense for the years ended December 31, 2010 and 2009 was $88.5 million and $92.1 million, respectively, representing a decrease of $3.6 million or 3.9%. The decrease was due mainly to debt payments during the year ended December 31, 2010. The above decrease was offset by additional original issue discount, or OID, amortization on our first lien debt from excess cash flow payments and an increase in our Subordinated Convertible Notes of $38.0 million due to the elimination of the United Kingdom VAT liability in 2009 described below.

Other Finance Expenses. Other finance expenses for the year ended December 31, 2010 were due to debt restructuring costs of $4.6 million related to our New Financing that was completed in October 2010. We expensed the third party fees related to the New First Lien Notes which were determined to be not substantially different from the First Lien Notes and Second Lien Notes for which they were exchanged, and therefore they are not accounted for as extinguished debt (See "Net Loss on Extinguishment and Modification of Debt" below). We had no such comparable costs in the same period for 2009.

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

Interest and penalties related to VAT liability not charged to customers for the year ended December 31, 2010 was $2.3 million as compared to $4.2 million for the year ended December 31, 2009. The decrease in interest and penalties related to VAT not charged to customers is due to VAT settlements with numerous countries. We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $39.4 million of unremitted VAT liability.

Net Loss on Extinguishment and Modification of Debt. Loss on extinguishment and modification of debt for the year ended December 31, 2010 was $7.5 million as compared to a loss of $7.2 million for the year ended December 31, 2009. In 2010, the Company refinanced substantially all of its existing debt into New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. The Company determined that the New First Lien Notes and Cash Pay Second Lien Notes were substantially different than the outstanding principal amount of former Senior Secured Notes for which they were exchanged, resulting in an extinguishment of the former Senior Secured Notes. An extinguishment loss of $10.5 million was recorded for such exchange and for the former Senior Secured Notes, First Lien Notes and Second Lien Notes redeemed for cash. Such loss includes payment of fees to lenders. The above was offset by the determination that the Old Non-Cash Pay Notes were substantially different than the non-convertible Subordinated Term Notes for which they were exchanged based on the conversion feature in the Old Non-Cash Pay Notes, resulting in a gain on extinguishment of $3.0 million related to the excess of the carrying value of the Subordinated Term Notes over the fair value of the Old Non-Cash Pay Notes for which they were exchanged.

In 2009, the loss related to the elimination of the Company's option to convert the INI Seller Subordinated Notes (the "INI Seller Subordinated Notes") into common stock and was attributable to the excess of the fair value of the modified notes over the carrying value of the existing notes. In addition, the loss includes the $2.3 million present value of fees to the former owners of Various aggregating $3.2 million to be paid during the period from December 2010 to the first quarter of 2013.

Foreign Exchange Gain/(Loss) Principally Related to VAT Liability not Charged to Customers. Foreign exchange gain principally related to VAT not charged to customers for the year ended December 31, 2010 was $0.6 million as compared to a loss of $5.5 million for the year ended December 31, 2009. The gain for the year ended December 31, 2010 is primarily related to the decrease in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the strengthening of the U.S. dollar. The loss for the year ended December 31, 2009 is primarily related to the weakening of the U.S. dollar against the Euro and British Pound.

Gain on Elimination of Liability for United Kingdom VAT not Charged to Customers. Gain on elimination of liability for United Kingdom VAT not charged to customers for the year ended December 31, 2009 was $1.6 million. This gain was due to the United Kingdom taxing authority notifying us that it had reversed its previous position and that we were not subject to VAT in the United Kingdom in connection with providing internet services.

Gain on Settlement of Liability Related to VAT not Charged to Customers. Gain on settlement of liability related to VAT not charged to customers for the year ended December 31, 2009 was $0.2 million. The gain was due to VAT settlements with foreign countries in which we had recorded more liability than the actual settlement. There were no gains related to VAT liability not charged to customers in the same period for 2010.

Gain on Liability Related to Warrants. Gain on liability related to warrants for the year ended December 31, 2010 was $38,000 as compared to a gain of $2.7 million for the same period in 2009. For the year ended December 31, 2010 and 2009, the liability related to the 501,663 warrants issued in August 2005 was established as a result of new authoritative guidance becoming effective for us as of January 1, 2009. For further information, see "Note L — Liability Related to Warrants" in our consolidated financial statements included elsewhere in this Form 10-K.

Other Non-operating Expense, Net. Other non-operating expense for the year ended December 31, 2010 was $13.2 million as compared to $0.4 million for the same period in 2009. The expense in 2010 was primarily due to a $13.0 million charge related to our lawsuit with Broadstream Capital Partners, Inc. or Broadstream. The Company entered into an agreement in 2009 to postpone litigation and paid an aggregate of $3.0 million to Broadstream during 2009 and 2010. The agreement provided that if Broadstream elected to choose arbitration as a means of resolving the dispute, the arbitration award range to Broadstream would be at least $10.0 million but would not exceed $47.0 million. As a result of Broadstream electing for arbitration in December 2010, we recognized a loss of $13.0 million as of December 31, 2010.

Income Tax Benefit. Income tax benefit for the year ended December 31, 2010 was $0.5 million as compared to a benefit of $5.3 million for the same period in 2009. The difference was due to a larger amount of net operating loss for which no tax benefit was recognized in 2010 due to an increase in the valuation allowance against deferred tax assets. The 2009 tax benefit was reduced by a write-off of a deferred tax asset.

Net Loss. Net loss for the years ended December 31, 2010 and 2009 was $43.2 million and $41.2 million, representing an increase of $2.0 million or 4.9%. The larger loss in 2010 was primarily due to an increase of $13.3 million from operations offset by a net increase of $10.5 million in non-operating expenses and a $4.8 million decrease in tax benefit.

Internet Segment Historical Operating Data for the Year Ended December 31, 2011 as compared to the Year Ended December 31, 2010

Adult Websites

Subscribers. Subscribers for the year ended December 31, 2011 were 827,728 as compared to 950,705 for the year ended December 31, 2010, representing a decrease of 122,977 or 12.9%. The decrease resulted from an 11.6% reduction in new orders, mainly in Europe.

Churn. Churn for the year ended December 31, 2011 was 16.1% as compared to 15.8% for the year ended December 31, 2010, representing an increase of 30 basis points, or a 1.9% increase. Churn is the most direct measurement of the value our subscribers get for the price we charge. We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service. Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber. ARPU for the year ended December 31, 2011 was $20.21 as compared to $20.39 for the year ended December 31, 2010, representing a decrease of $0.18. This decline resulted due to change in the mix of subscriber plans.

Cost Per Gross Addition. CPGA for the year ended December 31, 2011 was $44.02 as compared to $47.41 for the year ended December 31, 2010, representing a decrease of $3.40 or 7.2%. The decrease was primarily driven by a reduction in our ad-buy expense on our adult websites from $26.5 million in the year ended December 31, 2010 to $15.6 million in the year ended December 31, 2011.

Average Lifetime Net Revenue Per Subscriber. Average Lifetime Net Revenue Per Subscriber for the year ended December 31, 2011 was $81.45 as compared to $81.54 for the year ended December 31, 2010, representing a decrease of $0.09 or 0.1%. Average Lifetime Net Revenue Per Subscriber was relatively flat as the reduction in ARPU and increase in Churn were offset by the reduced CPGA.

General Audience Websites

Subscribers. Subscribers for the year ended December 31, 2011 were 44,519 as compared to 53,194 for the year ended December 31, 2010, representing a decrease of 8,675 or 16.3%. The decrease was primarily due to the Company’s focus on a planned re-launch of the PG platform in early 2012.

Churn. Churn for the year ended December 31, 2011 was 18.1% as compared to 17.9% for the year ended December 31, 2010, representing an increase of 20 basis points, or 0.8%. Churn is the most direct measurement of the value our subscribers get for the price we charge. We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service. Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber. ARPU for the year ended December 31, 2011 was $18.80 as compared to $20.72 for the year ended December 31, 2010, representing a decrease of $1.92 or 9.3%. The reduction was due to change in the mix of subscriber plans.

Cost Per Gross Addition. CPGA for the year ended December 31, 2011 was $28.21 as compared to $29.27 for the year ended December 31, 2010, representing a decrease of $1.06 or 3.6%. The decrease was primarily driven by a reduction in our affiliate expense from $2.8 million for the year ended December 31, 2010 to $1.8 million and for the year ended December 31, 2011.

Average Lifetime Net Revenue Per Subscriber. Average Lifetime Net Revenue Per Subscriber for the year ended December 31, 2011 was $75.86 as compared to $86.37 for the year ended December 31, 2010, representing a decrease of $10.50 or 12.2%. The decrease was driven by the increase in Churn and the decrease in ARPU described above.

Live Interactive Video Websites

Average Revenue Per Minute. Average Revenue Per Minute for the year ended December 31, 2011 was $2.34 as compared to $2.15 for the year ended December 31, 2010, representing an increase of $0.19, or 8.5%. The primary reason for the increase is that the higher value paid users continued to buy our products and services while lower value paid users curtailed spending on the site as a result of the general economic slowdown.

Total Purchased Minutes. Total purchased minutes for the year ended December 31, 2011 were 34.9 million as compared to 35.5 million for the year ended December 31, 2010, representing a decrease of 0.6 million or 1.5%. The primary reason for the decrease in purchased minutes was a reduction in the number of minutes purchased per user.

Internet Segment Historical Operating Data for the Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

Adult Websites

Subscribers. Subscribers for the year ended December 31, 2010 were 950,705 as compared to 940,444 for the year ended December 31, 2009, representing an increase of 10,261 or 1.1%. The increase was driven by the decrease in subscriber Churn for our adult websites from 16.2% for the year ended December 31, 2009 to 15.8% for the year ended December 31, 2010. Churn is influenced by a combination of factors including the perceived value of the content and quality of the user experience.

Churn. Churn for the year ended December 31, 2010 was 15.8% as compared to 16.2% for the year ended December 31, 2009, representing a decrease of 40 basis points, or a 2.2% decrease. Churn is the most direct measurement of the value our subscribers get for the price we charge. We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service. Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber. ARPU for the year ended December 31, 2010 was $20.39 as compared to $20.75 for the year ended December 31, 2009, representing a decrease of $0.36. This decline was due to change in the mix of subscriber plans.

Cost Per Gross Addition. CPGA for the year ended December 31, 2010 was $47.41 as compared to $43.99 for the year ended December 31, 2009, representing an increase of $3.43 or 7.8%. The increase was primarily driven by an increase in our affiliate expense on our adult websites from $48.1 million in the year ended December 31, 2009 to $59.1 million in the year ended December 31, 2010 driven by affiliates switching to upfront payment plans.

Average Lifetime Net Revenue Per Subscriber. Average Lifetime Net Revenue Per Subscriber for the year ended December 31, 2010 was $81.54 as compared to $84.36 for the year ended December 31, 2009, representing a decrease of $2.82 or 3.3%. The decrease was driven by an increase in the CPGA discussed above.

General Websites

Subscribers. Subscribers for the year ended December 31, 2010 were 53,194 as compared to 57,426 for the year ended December 31, 2009, representing a decrease of 4,232 or 7.4%. The decrease was driven by the increase in new subscribers Churn for our general audience websites from 16.9% for the year ended December 31, 2009 to 17.9% for the year ended December 31, 2010.

Churn. Churn for the year ended December 31, 2010 was 17.9% as compared to 16.9% for the year ended December 31, 2009, representing an increase of 100 basis points, or 6.1%. Churn is the most direct measurement of the value our subscribers get for the price we charge. We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service. Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber. ARPU for the year ended December 31, 2010 was $20.72 as compared to $18.05 for the year ended December 31, 2009, representing an increase of $2.67 or 14.8%.  This increase was due to change in the mix of subscriber plans.

Cost Per Gross Addition. CPGA for the year ended December 31, 2010 was $29.27 as compared to $40.68 for the year ended December 31, 2009, representing a decrease of $11.41 or 28.0%. The decrease was primarily driven by significant reduction in our ad buy expense from $1.5 million for the year ended December 31, 2009 to $0.5 million and for the year ended December 31, 2010.

Average Lifetime Net Revenue Per Subscriber. Average Lifetime Net Revenue Per Subscriber for the year ended December 31, 2010 was $86.37 as compared to $66.18 for the year ended December 31, 2009, representing an increase of $20.19 or 30.5%. The increase was driven by the increase in ARPU and the significant decrease in CPGA described above.

Live Interactive Video Websites

Average Revenue Per Minute. Average Revenue Per Minute for the year ended December 31, 2010 was $2.15 as compared to $2.21 for the year ended December 31, 2009, representing a decrease of $0.06, or 2.5%.  The primary reason for the decrease was the significant increase in total minutes purchased described below.

Total Purchased Minutes. Total purchased minutes for the year ended December 31, 2010 were 35.5 million as compared to 27.4 million for the year ended December 31, 2009, representing an increase of 8.1 million or 29.5%. The primary reason for the increase in purchased minutes was the improvement in our technology and product offering with the expansion of high definition video and improvement in lag times.

Non-GAAP Financial Measures

We believe that certain non-GAAP financial measures of earnings before deducting net interest expense, income taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA are helpful financial measures to be utilized by an investor determining whether to invest in us. First, they eliminate one-time adjustments made for accounting purposes in connection with our Various acquisition in order to provide information that is directly comparable to our historical and current financial statements. For more information regarding our acquisition of Various, please refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Our History." For example, our depreciation and amortization expense has changed significantly due to the Various acquisition and purchase accounting impact on depreciation and amortization expense, as discussed below. Second, they eliminate adjustments for non-cash impairment charges for goodwill and intangible assets, which we believe will help an investor evaluate our future prospects, without taking into account historical non-cash charges that we believe are not recurring. Finally, they allow the investor to measure our operating performance year over year without taking into account non-recurring items and the wide disparity in the amounts of the interest, depreciation and amortization and tax expense items set forth in the financial statements.

For instance, we are highly leveraged and we have had a large varying amount of interest expense. We used the proceeds from our recent IPO to repay a portion of our New First Lien Notes and Cash Pay Second Lien Notes, thereby reducing our interest expense (see "Note K-Long Term Debt"), as well as incurring a loss on extinguishment of debt. Also in conjunction with our IPO, we were required to begin recording compensation expense related to our stock options. In addition, we have the benefit of interest deductions and tax loss carryforwards which distorts comparisons of income tax benefit from year to year as interest expense is reduced and tax carryforwards are depleted and we book an income tax expense as opposed to a benefit. We believe analysts, investors and others frequently use EBITDA and adjusted EBITDA in the evaluation of companies in our industry.

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

Reconciliation of GAAP Net Loss to EBITDA and Adjusted EBITDA

	Consolidated Data
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
GAAP net loss	$(31,143)	$(43,153)	$(41,216)
Add: Interest expense, net	85,989	88,508	92,139
Subtract: Income tax benefit	(6,472)	(486)	(5,332)
Add: Amortization of acquired intangible assets and software	16,199	24,461	35,454
Add: Depreciation and other amortization	3,998	4,704	4,881
EBITDA	$68,571	$74,034	$85,926

Add: Impairment of other intangible assets	2,600	$4,660	$4,000
Add: Broadstream arbitration provision	7,050	13,000	—
Add: Loss related to VAT liability not charged to customers	2,306	1,895	7,942
Add: Net Loss on extinguishment and modification of debt	7,312	7,457	7,240
Add: Other finance expenses	—	4,562	—
Add: Stock compensation expense	3,737	—	—
Add: Severance costs	388	—	—
Add: Acquisition related contingent consideration	920	—	—
Subtract: Non-recurring refund by former owner of litigation costs for legacy patent case	—	—	(2,685)
Adjusted EBITDA(1)	$92,884	$105,608	$102,423

(1)
For the quarters ended March 31, 2009 and June 30, 2009, we failed to satisfy our EBITDA covenants with respect to our 2006 Notes and 2005 Notes because of operating performance. For the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 we failed to satisfy our EBITDA covenants with respect to the New First Lien Notes and the Second Lien Subordinated Secured Notes due to the liability related to VAT not charged to customers and the purchase accounting adjustment due to the required reduction of the deferred revenue liability to fair value. On October 8, 2009, these events of default were cured. For the quarter ended September 30, 2009, we met our EBITDA covenants with respect to our 2006 Notes and 2005 Notes, each as amended. For the year ended December 31, 2009 and the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, we met our EBITDA covenants with respect to the New First Lien Notes and the Second Lien Subordinated Secured Notes.  Our new note agreements contain material debt covenants based on our maintaining specified levels of EBITDA(as it is defined in the particular agreement as noted below). Specifically, we are required to maintain the following EBITDA levels for our outstanding debt:

•
For each of the fiscal quarters ending through September 30, 2011, September 30, 2012 and September 30, 2013, our EBITDA (as defined) on a consolidated basis for the four consecutive fiscal quarters ending on such date needs to be greater than $85 million, $90 million and $95 million, respectively. Our EBITDA for the four quarters ended December 31, 2011, as defined in the relevant documents, was $92.9 million.  These levels were amended prospectively commencing the fiscal quarter ended March 31, 2012.  For such period, and thereafter, for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013.  Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million.  In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.

•	We met our EBITDA covenant requirements for the years ended December 31, 2010 and 2011.

For the year ended December 31, 2011, our EBITDA and adjusted EBITDA were $68.6 million and $92.9 million, respectively. Management derived adjusted EBITDA for the year ended December 31, 2011 using the following adjustments.

There were non-cash impairment charges to intangible assets of $2.6 million related to our entertainment segment in 2011. For the following reasons, management believes it is appropriate to add back a $2.6 million impairment charge to other intangible assets to derive a more meaningful measure of EBITDA for 2011. While we have had impairment charges for previous years relating to the businesses in operation prior to the Various acquisition, with the impairment charges taken in 2008, the goodwill relating to our non-internet business units of the company has been reduced to zero. The non-internet intangible assets have also been written down to reflect the fair value of these assets. Further, management believes that with the acquisition and integration of the Various business, the online business unit that is now operated in conjunction with the internet businesses of Various should not be expected to have further impairment going forward. Management gauges its operating performance without giving effect to the impairment charges taken historically due to its belief that it is unlikely that further impairment charges will be incurred. However, there can be no assurance that there will be no further impairment to the Company's goodwill or intangible assets.

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

The Broadstream arbitration costs including settlement and related legal fees which the Company originally expensed in 2010 is added back as it is a non-recurring event regarding the Broadstream litigation. The litigation resulted from certain activities occurring during the Various acquisition. For further information regarding this litigation and the expense, see "Note R — Contingencies" in our consolidated financial statements located elsewhere in this Form 10-K.

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

Selected Quarterly Financial Data (unaudited)

The following tables set forth our unaudited consolidated quarterly operating results for each of the eight quarters in the two-year period ended December 31, 2011. Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2011
Net revenue	$83,520	$83,371	$82,736	$81,709
Gross profit	56,759	58,324	54,823	53,452
Income from operations	19,675	17,996	14,711	9,666
Net loss	(3,681)	(11,861)	(5,396)	(10,205)
Net loss per common share — basic and diluted	(0.27)	(0.55)	(0.18)	(0.42)

2010
Net revenue	$86,205	$84,623	$86,663	$88,506
Gross profit	56,563	56,407	59,732	62,806
Income from operations	12,974	15,615	21,716	21,432
Net loss	(8,269)	(4,931)	(6,281)	(23,672)
Net loss per common share — basic and diluted	(0.60)	(0.36)	(0.46)	(1.71)

Liquidity and Capital Resources

On May 16, 2011, we completed our initial public offering and issued 5,000,000 shares of common stock at a price of $10.00 per share, raising proceeds of approximately $43.5 million, net of underwriting discounts and commissions and estimated offering costs. Such net proceeds were used to redeem approximately $39.5 million in principal amount of long term debt.

As of December 31, 2011, we had cash of $23.4 million, plus restricted cash of $11.2 million compared to $34.6 million and $7.3 million for the same period in 2010. We generate our cash flows from operations. For the years ended December 31, 2011 and 2010, cash flows generated from operations were $37.8 million and $42.6 million, respectively. We have no working capital line of credit. Our current New First Lien Notes and Cash Pay Second Lien Notes require us to make principal payments equivalent to 75% of Excess Cash Flow, as defined at 102% of principal 35 calendar days after each quarter end. During the year ended December 31, 2011, principal of such notes was reduced by $40.6 million from excess cash flow. On February 6, 2012 we made an Excess Cash Flow payment which resulted in a principal reduction of $7.2 million and $0.3 million of the New First Lien Notes and Cash Pay Second Lien Notes respectively. Our next Excess Cash Flow payment is scheduled for May 2, 2012.

We also made the second payment due to the Broadstream settlement of $5.0 million on September 29, 2011, and the final payment of $2.0 million on January 3, 2012.

On October 27, 2010, the Company completed the New Financing. The former Senior Secured Notes, with an outstanding principal amount of $167.1 million, the Second Lien Subordinated Secured Notes, with an outstanding principal amount of $80.0 million and $32.8 principal amount of former Senior Secured Notes were exchanged for, or redeemed with proceeds of, $305.0 million principal amount of the Senior Secured Notes. Accrued interest on the New First Lien Notes, Second Lien Subordinated Secured Notes and former Senior Secured Notes was paid in cash at closing. The remaining $13,502,000 principal amount of former Senior Secured Notes were exchanged for $13.8 million of the Non-Cash Pay Notes. The Subordinated Convertible Notes and Subordinated Term Notes, with outstanding principal amounts of $180.2 million and $42.8 million respectively, together with accrued interest of $9.5 million were exchanged for $232.5 million principal amount of the Non-Cash Pay Notes. The principal amount of the Non-Cash Pay Notes at December 31, 2011 included $32.9 million of interest which was paid with the issuance of additional Non-Cash Pay Notes.

In December 2007, we acquired Various for approximately $401.0 million. The purchase price of approximately $401.0 million paid to the sellers consisted of approximately (i) $137.0 million in cash, (ii) notes valued at approximately $248.0 million, and (iii) warrants to acquire approximately 2.9 million shares of common stock, subject to adjustment for certain anti-dilution provisions, valued at approximately $16.0 million. The purchase price gives effect to a $61.0 million reduction attributable to a post-closing working capital adjustment which resulted in a $51.0 million reduction in the value of notes issued and a $10.0 million reduction in cash paid which is being held in escrow. This adjustment is the result of our indemnity claim against the sellers relating to the VAT liability. In addition, legal and other acquisition costs totaling approximately $4.0 million were incurred. The cash portion of the purchase price was obtained through the issuance of notes and warrants, including approximately $110.0 million from certain of our stockholders. On October 8, 2009, we settled all indemnity claims against the sellers (whether claims are VAT related or not) by adjusting the original principal amount of the Subordinated Convertible Notes to $156.0 million. In addition, the sellers agreed to make available to us, to pay VAT and certain VAT-related expenses, $10.0 million held in a working capital escrow established at the closing of the Various transaction. As of December 31, 2010, the total of $10.0 million had been released from the escrow to reimburse us for VAT-related expenses already incurred. If the actual costs to us of eliminating the VAT liability are less than $29.0 million, after applying amounts from the working capital escrow, then the principal amount of the Old Non-Cash Pay Notes (which were issued in exchange for the Subordinated Convertible Notes in the New Financing) will be increased by the issuance of additional Non-Cash Pay Notes to reflect the difference between $29.0 million and the actual VAT liability, plus interest on such difference.

The total amount of uncollected payments related to VAT not charged to customers as of December 31, 2011 was $38.6 million, including $20.7 million in potential penalties and interest. We are currently negotiating with tax authorities in the applicable European Union jurisdictions to extend the maturity of the payments. We have settled with tax authorities or paid our tax liabilities in full in certain countries. We are in different stages of negotiations with many other jurisdictions, and we are not able to estimate when the rest of the jurisdictions will be settled or paid in full. However, if we were forced to pay the total amount in the next year, it would have a material adverse effect on our liquidity and capital resources since we will not have sufficient cash flow over the next year to pay these obligations and we expect that our ability to borrow funds to pay these obligations would be limited.

Cash Flow

Net cash provided by operations was $37.8 million for the year ended December 31, 2011 compared to $42.6 million for the same period in 2010. The increase was primarily attributable to increases in restricted cash and reductions in deferred revenue offset by increases in accounts payable and accrued expenses.  The increased level in restricted cash is primarily attributable to processing reserve requirements and the reduced level in deferred revenue was due to declines in long term subscriptions.

Net cash used in investing activities for the year ended December 31, 2011 was $7.5 million compared to $1.3 million for the same period in 2010. This increase resulted from cash paid for an acquisition and increased purchases of property and equipment.

Net cash used in financing activities for the year ended December 31, 2011 was $41.5 million, compared to $29.4 million for the same period in 2010. The increase is primarily due to the proceeds of our initial public offering being used to redeem long term debt.

Net cash provided by operations was $42.6 million for the year ended December 31, 2010 compared to $39.7 million for the same period in 2009. The increase was primarily attributable to reduced levels of accounts receivable and prepaid expenses together with reduced amounts of deferred debt and offering costs paid in 2010 as compared with 2009 offset by reductions in accounts payable and lower interest payments and increases in restricted cash for processing reserve requirements.  The reduced level of accounts receivable is primarily attributable to a repayment for certain VAT taxes from the United Kingdom in 2010.  The reduced level of prepaid expenses is attributable to prepaid commissions and state taxes paid in 2009.  Reduced interest payments are attributable to reduction on principal amounts of long-term debt due to prepayments from excess cash flow.

Net cash used in investing activities for the year ended December 31, 2010 was $1.3 million compared to $4.2 million provided by for the same period in 2009.  This decrease resulted from cash received from escrow in connection with the Various acquisition.

Net cash used in financing activities for the year ended December 31, 2010 was $29.4 million, compared to $45.0 million for the same period in 2009. The decrease is primarily due to reductions in repayment on our former Senior Secured Notes.

In March, 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  In the Supplemental Indentures, the Excess Cash Flow definition was amended to increase the Excess Cash Flow prepayment percentage to 85%, except that the Company may, in its sole discretion, forego applying an amount of up to 5% of Excess Cash Flow to the prepayment percentage provided the Issuers purchase an equivalent amount of notes in the open market prior to the due date of such Excess Cash Flow payment. Such principal repayments from Excess Cash Flow shall be paid in cash equal to 110% of the principal amount repaid, an increase from 102%.

Information Regarding EBITDA Covenants

Our prior note agreements contained certain financial covenants regarding EBITDA. For the year ended December 31, 2008 and for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008, March 31, 2009 and June 30, 2009, we failed to satisfy our EBITDA covenants with respect to our 2006 Notes and 2005 Notes because of operating performance. For the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 we failed to satisfy our EBITDA covenants with respect to the former Senior Secured Notes and the Second Lien Subordinated Secured Notes due to the liability related to VAT not charged to customers and the purchase accounting adjustment due to the required reduction of the deferred revenue liability to fair value. On October 8, 2009, these events of default were cured. For the quarter ended September 30, 2009, we met our EBITDA covenants with respect to our 2006 Notes and 2005 Notes, each as amended. For the year ended December 31, 2009 and the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, we met our EBITDA covenants with respect to the former Senior Secured Notes and the Second Lien Subordinated Secured Notes. The above mentioned debt was paid off with the proceeds of the New Financing.

Giving effect to the New Financing, we were required to maintain the following levels of EBITDA (as it is defined in the particular agreement as noted below):

•
For the last four quarters for any period ended through September 30, 2011, September 30, 2012 and September 30, 2013, our EBITDA on a consolidated basis for the year ended on such date needs to be greater than $85.0 million, $90.0 million and $95.0 million, respectively. Our EBITDA for the four quarters ended December 31, 2011 was $92.9 million.

We met our EBITDA covenant requirements for the years ended December 31, 2011 and 2010.

In March, 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides that the Consolidated EBITDA minimum requirement (as defined in each indenture) be reset to provide that  for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013. Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million. In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.

Financing Activities

We are currently highly leveraged and our outstanding notes are secured by substantially all of our assets. Our note agreements and Indentures contain many restrictions and covenants, including financial covenants regarding EBITDA. As disclosed in the risk factor entitled "We breached certain covenants contained in our previously existing note agreements and our Indentures...." above, we breached and subsequently cured a covenant in our Indentures. We are currently in compliance with the covenants under our outstanding notes, including all financial covenants. See the section entitled " — Information Regarding EBITDA Covenants" above. To the extent that our notes are not fully repaid, we will remain subject to such restrictions and covenants. Interest expense for the year ended December 31, 2011 totaled $86.0 million.

On October 27, 2010, we completed the New Financing. $305.0 million principal amount of New First Lien Notes due 2013 were co-issued by us and INI of which (a) $200.2 million was exchanged for $130.5 million outstanding principal amount of First Lien Notes, $49.4 million outstanding principal amount of Second Lien Notes and $14.5 million outstanding principal amount of former Senior Secured Notes, (b) $91.4 million was issued for cash proceeds of $89.6 million before payment of related fees and expenses of $5.8 million and (c) $13.4 million was used to pay commitment fees to the holders of First Lien Notes and Second Lien Notes. Cash of $86.2 million was used to redeem $36.6 million of First Lien Notes at 102% of principal, $30.6 million of Second Lien Notes (representing the remaining outstanding principal amounts of First and Second Lien Notes) and $18.3 million outstanding principal amount of former Senior Secured Notes. Cash was also used to pay $4.1 million of accrued interest on the exchanged and redeemed notes, a $825,000 redemption premium on certain exchanged First Lien Notes and $435,000 in commitment fees to certain noteholders.

The remaining $13.5 million outstanding principal amount of former Senior Secured Notes were exchanged for $13.8 million principal amount of Cash Pay Second Lien Notes. Subordinated Convertible Notes and Subordinated Term Notes, with outstanding principal amounts of $180.2 million and $42.8 million, respectively, together with accrued interest of $9.5 million, were exchanged for $232.5 million of Non-Cash Pay Second Lien Notes co-issued by us and INI.

New First Lien Notes

The New First Lien Notes, in the principal amount of $305.0 million, of which approximately $112.0 million principal amount were issued to our stockholders including $7.5 million to entities controlled by certain officers and directors, were issued with an original issue discount of $6.1 million or 2.0%. The New First Lien Notes mature on September 30, 2013 and accrue interest at a rate per annum equal to 14.0%. Interest on the New First Lien Notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year. Principal on the New First Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow as defined at 102% of principal, subject to pro-rata sharing with the Cash Pay Notes. The New First Lien Notes are guaranteed by our domestic subsidiaries and are collateralized by a first-priority lien on all their assets as well as a pledge of our subsidiaries stock. The guarantees are the senior secured obligations of each such subsidiary guarantor. The New First Lien Notes are redeemable prior to maturity at our option in whole but not in part, at 110% of principal, and at principal at maturity on September 30, 2013, plus accrued and unpaid interest. Pursuant to the terms of the Indentures, the net proceeds of the IPO must be used to redeem the New First Lien Notes and Cash Pay Second Lien Notes pro-rata at 110% of principal, plus accrued and unpaid interest. In addition, noteholders have the option of requiring us to repay the New First Lien Notes in full upon a Change of Control, as defined in the New First Lien Notes Indenture, at 110% of principal, plus accrued and unpaid interest. We shall also repay or offer to pay the New First Lien Notes and, in certain circumstances, the Cash Pay Second Lien Notes, with proceeds received from any debt or equity financing (including a secondary offering) and asset sales of $25 million or more at 110% of principal, plus accrued and unpaid interest, other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, plus accrued and unpaid interest, subject to certain exceptions.

The New First Lien Notes Indenture contains covenants applicable to us and our subsidiaries, including covenants relating to limitations and requirements with respect to indebtedness, restricted payments, dividends and other payments affecting our subsidiaries, sale-leaseback transactions, consolidations and mergers, asset sales, acquisitions and provision of financial statements and reports.

In March 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides, among other things, that the Consolidated EBITDA minimum requirement (as defined in each indenture) be reset.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, is payable on March 31, 2012.  For more information, see Note V to the Company’s Audited Financial Statements as of December 31, 2011 and 2010 and the years ended December 31, 2011, 2010 and 2009.

Cash Pay Second Lien Notes

The Cash Pay Second Lien Notes, in the principal amount of $13.8 million, all of which were issued to entities controlled by stockholders who are also officers and directors, were issued with an original issue discount of $276,000 or 2%, are identical to the terms of the New First Lien Notes except as to matters regarding collateral, subordination, enforcement and voting. Cash Pay Second Lien Notes are secured by a fully subordinated second lien on substantially all of our assets, pari passu with the Non-Cash Pay Second Lien Notes, and will be included with the New First Lien Notes on a dollar for dollar basis for purposes of determining required consents or waivers on all matters except for matters relating to collateral, liens and enforcement of rights and remedies. As to such matters, the Cash Pay Second Lien Notes will be included with the Non-Cash Pay Second Lien Notes for purposes of determining required consents or waivers.

Non-Cash Pay Second Lien Notes

The Non-Cash Pay Second Lien Notes, in the principal amount of $232.5 million, of which approximately $228.5 million principal amount were issued to our stockholders including $44.4 million to entities controlled by certain officers and directors, mature on April 30, 2014 and bear interest at 11.5%, payable semi-annually on June 30 and December 31, which may be paid in additional Non-Cash Pay Second Lien Notes at our option. While the New First Lien Notes are in place, interest must be paid with additional Non-Cash Pay Second Lien Notes. The Non-Cash Pay Second Lien Notes are guaranteed by our domestic subsidiaries and collateralized by a second priority lien on all of their assets and a pledge of our subsidiaries stock; however, such security interest is subordinate to the prior payment of the New First Lien Notes. The guarantees are the senior secured obligations of each such subsidiary guarantor subordinate only to the first-priority lien granted to the holders of the New First Lien Notes. The Non-Cash Pay Second Lien Notes are redeemable, at our option, in whole but not in part, at 100% of principal, plus accrued and unpaid interest, subject to the rights of the holders of the New First Lien Notes under the intercreditor agreement between the holders of the New First Lien Notes, the holders of the Cash Pay Second Lien Notes and the holders of the Non-Cash Pay Second Lien Notes. This agreement provides that no redemption of the Non-Cash Pay Second Lien Notes may occur until the New First Lien Notes are repaid in full.

Upon the payment in full of the New First Lien Notes, principal on the Non-Cash Pay Second Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow as defined at 102% of principal subject to pro-rata sharing with the Cash Pay Second Lien Notes. Due to our IPO, if the New First Lien Notes are paid in full, the remaining proceeds must be used to redeem the Non-Cash Pay Second Lien Notes and the Cash Pay Second Lien Notes on a pro-rata basis at 110% of principal, plus accrued and unpaid interest. In addition, noteholders have the option of requiring us to repay the Non-Cash Pay Second Lien Notes in full upon a Change of Control, as defined in the Non-Cash Pay Second Lien Notes Indenture, at 110% of principal, plus accrued and unpaid interest. If the New First Lien Notes are paid in full, we shall repay the remaining Non-Cash Pay Second Lien Notes and the Cash Pay Second Lien Notes on a pro-rata basis with proceeds received from any debt or equity financing (including a secondary offering), and asset sales of over $25 million at 110% of principal, plus accrued and unpaid interest, and other asset sales, insurance claim, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions.

Upon consummation of our IPO on May 16, 2011, the Non-Cash Pay Second Lien Notes became convertible into shares of our common stock. The conversion price of the Non-Cash Pay Second Lien Notes is the per share offering price for shares of our common stock upon consummation of our IPO, or $10.00 per share, provided that such conversion option shall be limited to approximately 21.1% of the fully diluted equity. The $183.7 million principal amount of Non-Cash Pay Second Lien Notes exchanged for outstanding Subordinated Convertible Notes were recorded at the carrying amount for such convertible notes as the exchange was accounted for as if the outstanding convertible notes were not extinguished. The $48.8 million principal amount of Non-Cash Pay Second Lien Notes exchanged for non-convertible Subordinated Term Notes have been recorded at estimated fair value at the date of issuance as the exchange was accounted for as an extinguishment of the Subordinated Term Notes.

The Non-Cash Pay Second Lien Notes Indenture contains covenants applicable to us and our subsidiaries, including covenants relating to limitations and requirements with respect to indebtedness, restricted payments, dividends and other payments affecting our subsidiaries, sale-leaseback transactions, consolidations and mergers, asset sales and acquisitions and provision of financial statements and reports. These covenants are substantially identical to those contained in the New First Lien Notes.

We have determined that the New First Lien Notes are not substantially different from the formerly outstanding former New First Lien Notes and Second Lien Subordinated Secured Notes for which they were exchanged, nor are the Non-Cash Pay Second Lien Notes substantially different from the formerly outstanding Subordinated Convertible Notes for which they were exchanged, based on the less than 10% differences in present values of cash flows of the respective debt instruments and, accordingly, such exchanges are accounted for as if the formerly outstanding notes were not extinguished. Accordingly, a new effective interest rate has been determined for the outstanding notes based on the carrying amount of such notes and the revised cash flows of the newly issued notes. In connection therewith, commitment fees paid to the note holders, together with an allocable portion of existing unamortized discount, and debt issuance and modification costs will be amortized as an adjustment of interest expense over the remaining term of the new notes using the effective interest method. Private placement fees related to the New First Lien Notes together with legal and other fees aggregating approximately $4.6 million allocated to the exchanges was charged to other finance expense.

We have determined that the New First Lien Notes and Cash Pay Second Lien Notes are substantially different than the outstanding $28.1 million principal amount of 2005 Notes and 2006 Notes for which they were exchanged based on the more than 10% difference in present values of cash flows of the respective debt instruments and, accordingly, the exchanges are accounted for as an extinguishment of the 2005 Notes and 2006 Notes. We recorded a pre-tax loss on debt extinguishment in the quarter ended December 31, 2010 of $10.5 million related to such exchanged 2005 Notes and 2006 Notes and to the 2005 Notes and 2006 Notes, and INI First Lien Notes and Second Lien Subordinated Secured Notes redeemed for cash. The loss includes the writeoff of unamortized costs and fees aggregating $8.6 million related to the notes which were extinguished.

We also determined that the Non-Cash Pay Second Lien Notes are substantially different than the non-convertible Subordinated Term Loan Notes for which they were exchanged based on the conversion feature in the new notes and, accordingly, the exchange was accounted for as an extinguishment of the Subordinated Term Loan Notes. We recorded a gain on extinguishment of $3.0 million.

On May 16, 2011, we completed our IPO and issued 5,000,000 shares of common stock at a price of $10.00 per share, raising proceeds of approximately $43.5 million, net of underwriting discounts and commissions and estimated offering costs. Such net proceeds were used to redeem approximately $39.5 million in principal amount of long term debt.

Registration Rights

We agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes. On August 1, 2011, we filed a registration statement with the SEC relating to the exchange offer. In addition, we agreed to file under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. In October 2011, due to an interpretation of the SEC which did not allow an exchange offer for the above referenced notes, we withdrew the exchange offer. On October 18, 2011, we filed a registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. In the event that we fail to satisfy the registration and/or exchange requirements within prescribed time periods, the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5%. (See Note K — “Long Term Debt”).  The SEC declared the registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes effective on December 19, 2011.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2011:

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		($ in thousands)
Long-term Notes Payable, including current portion:
New First Lien Notes(1)	228,375	7,205	221,170
Cash Pay Second Lien Notes(1)	10,317	325	9,992
Non-Cash Pay Second Lien Notes(1)	265,273	—	265,273
Sellers Agreements(2)	1,250	1,000	250
Operating Leases(3)	10,615	2,210	6,285	707	1,413
Other(4)	4,223	4,223
Total(5)	520,053	14,963	502,970	707	1,413

___________________
(1)
We used the net cash proceeds from our initial public offering of our common stock to repay a portion of the New First Lien Notes and Cash Pay Second Lien Notes pro rata at a redemption price of 110%, plus accrued and unpaid interest. The New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013. The Non-Cash Pay Second Lien Notes mature on April 30, 2014.

(2)	Agreements with the former owners of Various was originally recorded in 2010 at a present value of $2.3 million using discount rate of 15%.

(3)	Represents our minimum rental commitments for non-cancellable operating leases of office space.

(4)
Other commitments and obligations are comprised of contracts with software licensing, communications, computer hosting, and marketing service providers. These amounts totaled $4.2 million for less than one year. Contracts with other service providers are for 30 day terms or less.

(5)
Interest expense has been excluded from the Contractual Obligations table above. As of December 31, 2011, the Company had $228.3 million and $10.3 million of New First Lien Notes and Cash Pay Second Lien Notes, respectively, which would result in an annual cash interest expense obligation of $33.4 million before giving effect to required principal reductions from excess cash flow. No cash interest payments are payable in respect of Non-Cash Pay Second Lien Notes.

Off-Balance Sheet Transactions

As of December 31, 2011, we did not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk attributed to interest and foreign currency exchange rates.

Interest Rate Risk

We are not exposed to any interest rate fluctuations.

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange risk is due to our international operations. As of December 31, 2011, we had a $41.0 million liability for VAT denominated in Euros and $1.9 million of restricted cash denominated in Euros and Pounds held by foreign credit card processors, which represent substantially all of our foreign currency exchange rate exposure. In addition, we have foreign currency exposure related to the net assets and operations of JigoCity which we acquired in September 2011. In addition, revenues derived from international websites are paid in advance primarily with credit cards and are denominated in local currencies. Substantially all such currencies are converted into U.S. dollars on the dates of the transactions at rates of exchange in effect on such dates and remitted to us and accordingly, is recorded based on the U.S. dollars received by us. As a result, our foreign currency exchange risk exposure is not material and is limited to the amount of foreign exchange rate changes on any individual day on the portion of our net revenue received in other currencies. Restricted cash held by foreign credit card processors and VAT liabilities denominated in foreign currencies are converted into U.S. dollars using current exchange rates in effect as of the balance sheet date. Gains and losses resulting from transactions denominated in foreign currencies are recorded in the statement of operations. The potential loss resulting from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates is approximately $4.3 million. We do not utilize any currency hedging strategies.

Operations of JigoCity's foreign subsidiaries are conducted in local currencies which represents their functional currencies. Balance sheet accounts of such subsidiaries are translated from foreign currencies into U.S. dollars at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process, which were not significant at December 31, 2011, are not included in the statement of operations, but will be included in accumulated other comprehensive income on the consolidated balance sheet.

Inflation Risk

We are subject to the effects of changing prices. We have, however, generally been able to pass along inflationary increases in our costs by increasing the prices of our products and subscriptions.

Sarbanes-Oxley Compliance and Corporate Governance

As a public company, we are subject to the reporting requirement of the Sarbanes-Oxley Act of 2002. We are required to establish and regularly evaluate the effectiveness of internal controls over financial reporting. In order to maintain and improve the effectiveness of disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. We also must comply with all corporate governance requirements of NASDAQ, including independence of our audit committee and independence of the majority of our board of directors.

We plan to timely satisfy all requirements of the Sarbanes-Oxley Act and NASDAQ applicable to us. We have taken, and will continue to take, actions designed to enhance our disclosure controls and procedures. We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. We have also adopted a Code of Ethics for the Chairman and Chief Executive Officer and Senior Financial Officers. We will establish a confidential and anonymous reporting process for the receipt of concerns regarding questionable accounting, auditing or other business matters from our employees. We intend for our General Counsel to assist us in the continued enhancement of our disclosure controls and procedures. In addition, we intend to put additional personnel and systems in place which we expect will provide us the necessary resources to be able to timely file the required periodic reports with the SEC as a publicly traded company. We intend for our Chief Financial Officer, Controller and other financial personnel to lead our existing staff in the performance of the required accounting and reporting functions.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued new authoritative accounting guidance which provides that entities with reporting units with zero or negative carrying amounts are required to determine an implied fair value of goodwill if management concludes that it is more likely than not that a goodwill impairment exists considering any adverse qualitative factors. For public entities, the new guidance is effective for fiscal years and interim period within those years beginning after December 15, 2010. The Company adopted this guidance effective January 1, 2011. The adoption did not have any impact on our financial statements.

In September 2011, the Financial Accounting Standards Board issued new authoritative accounting guidance which will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company is currently evaluating the impact of this guidance on its financial reporting process.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FriendFinder Networks Inc.

We have audited the accompanying consolidated balance sheets of FriendFinder Networks Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders’ deficiency, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FriendFinder Networks Inc. and subsidiaries at December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ EisnerAmper LLP

New York, New York
March 29, 2012

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$23,364	$34,585
Restricted cash	11,177	7,385
Accounts receivable, less allowance for doubtful accounts of $1,155 and $2,236, respectively	8,939	9,886
Inventories	822	1,028
Prepaid expenses	5,645	4,534
Deferred tax asset	4,405	5,522
Total current assets	54,352	62,940
Film costs, net	4,105	4,312
Property and equipment, net	7,830	6,666
Goodwill	332,292	326,540
Domain names	56,093	55,890
Trademarks	6,613	9,213
Other intangible assets, net	16,920	29,134
Deferred debt costs, net	11,754	22,336
Deferred offering costs	−	13,267
Other assets	3,405	2,519
	493,364	$532,817
LIABILITIES
Current liabilities:
Current installment of long-term debt, net of unamortized discount of $260 and $744, respectively	8,270	15,009
Accounts payable	11,324	9,481
Accrued expenses and other liabilities	68,930	65,420
Deferred revenue	42,299	48,302
Total current liabilities	130,823	138,212
Deferred tax liability	28,310	30,275
Long-term debt, net of unamortized discount of $34,170 and $31,935, respectively	462,515	510,551
Liability related to warrants	−	3,559
Total liabilities	621,648	682,597
Commitments and contingencies (Notes Q and R)
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value — authorized 22,500,000 shares; issued and outstanding no shares in 2011, 10,211,556 shares in 2010,
Series A Convertible Preferred Stock $0.001 per share — authorized 2,500,000 shares; issued and outstanding, 0 in 2011, 1,766,703 shares in 2010 (liquidation preference $21,000)	−	2
Series B Convertible Preferred Stock $0.001 per share — authorized 10,000,000 shares; issued and outstanding, 0 in 2011, 8,444,853 shares in 2010 (liquidation preference $5,000)	−	8
Common stock, $0.001 par value — authorized 125,000,000 shares in 2011 and 2010
Common stock voting — authorized 112,500,000 shares, issued and outstanding 31,219,644 shares in 2011 and 6,517,746 in 2010.	31	6
Series B common stock non-voting — authorized 12,500,000 shares; issued and outstanding 0 shares in 2011 and 1,839,825 shares in 2010.	−	2
Capital in excess of par value	133,734	80,823
Accumulated deficit	(261,764)	(230,621)
Accumulated other comprehensive loss	(285)	−
Total stockholders’ deficiency	(128,284)	(149,780)
	$493,364	$532,817

See notes to consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2011	2010	2009
Net revenue
Service	$311,412	$324,211	$309,033
Product	19,924	21,786	18,659
Total	331,336	345,997	327,692
Cost of revenue
Service	92,996	97,959	78,627
Product	15,067	12,531	13,070
Total	108,063	110,490	91,697
Gross profit	223,273	235,507	235,995
Operating expenses:
Product development	16,885	12,834	13,500
Selling and marketing	32,265	37,258	42,902
General and administrative	89,275	79,855	76,863
Amortization of acquired intangibles and software	16,199	24,461	35,454
Depreciation and other amortization	3,998	4,704	4,881
Impairment of other intangible assets	2,600	4,660	4,000
Total operating expenses	161,222	163,772	177,600
Income from operations	62,051	71,735	58,395
Interest expense, net of interest income	(85,989)	(88,508)	(92,139)
Other finance expenses	—	(4,562)	—
Interest related to VAT liability not charged to customers	(1,808)	(2,293)	(4,205)
Net loss on extinguishment and modification of debt	(7,312)	(7,457)	(7,240)
Foreign exchange gain (loss), principally related to VAT liability not charged to customers	516	610	(5,530)
Gain on settlement of VAT liability not charged to customers	—	—	232
Gain on elimination of liability for United Kingdom VAT not charged to customers	—	—	1,561
Change in fair value of acquisition related contingent consideration	(920)	—	—
Gain on liability related to warrants	391	38	2,744
Other non-operating expenses, net	(4,544)	(13,202)	(366)
Loss before income tax benefit	(37,615)	(43,639)	(46,548)
Income tax benefit	(6,472)	(486)	(5,332)
Net loss	$(31,143)	$(43,153)	$(41,216)
Net loss per common share — basic and diluted	$(1.28)	$(3.14)	$(3.00)
Weighted average shares outstanding — basic and diluted	24,249	13,735	13,735

See notes to consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2011, 2010 and 2009
(IN THOUSANDS, EXCEPT SHARE DATA)

	Redeemable Preferred Stock				Stockholders’ Deficiency
	Series A Convertible		Series B Convertible		Preferred Stock				Common Stock
					Series A Convertible		Series B Convertible		Voting		Series B Non-Voting
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2009	1,766,703	21,000	8,444,853	5,000	0			0	5,247,827	5	1,839,825	2	60,575	(144,667)		(84,085)
Classification of warrants as a liability													(4,756)	(1,585)		(6,341)
Exercise of warrants									1,269,919	1			(1)
Net loss														(41,216)		(41,216)
Balance at December 31, 2009	1,766,703	21,000	8,444,853	5,000	0			0	6,517,746	6	1,839,825	2	55,818	(187,468)		(131,642)
Transfer of preferred stock from temporary equity to stockholders’ deficiency	(1,766,703)	(21,000)	(8,444,853)	(5,000)	1,766,703	2	8,444,853	8					25,990			26,000
Other													(985)			(985)
Net loss														(43,153)		(43,153)
Balance at December 31, 2010	0	$0	0	$0	1,766,703	$2	8,444,853	$8	6,517,746	$6	1,839,825	$2	$80,823	$(230,621)		$(149,780)
Conversion of Series A convertible preferred stock into common stock at ratio of 1:13 to 1:00					(1,766,703)	(2)			2,000,452	2
Conversion of Series B convertible preferred stock into common stock							(8,444,853)	(8)	8,444,853	8
Exchange of Series B common stock into common stock									1,839,825	2	(1,839,825)	(2)
Exercise of common stock purchase warrants									5,560,672	6			(6)
Issuance of common stock in initial public offering									5,000,000	5			49,995			50,000

Costs related to initial public offering													(19,992)			(19,992)
Beneficial conversion feature on Non-Cash Pay Second Lien Notes recorded in connection with initial public offering net of $5.7 million of related deferred taxes													8,490			8,490
Reclassification of warrant liability due to exercise of stock warrants									174,246				3,168			3,168
Stock option compensation													3,737			3,737
Common stock issued in acquisition of PerfectMatch.com									126,295				500			500
Common stock and warrants issued in acquisition of JigoCity									1,555,555	2			7,019			7,021
Net Loss														(31,143)		(31,143)
Foreign currency translation adjustment															(285)	(285)
Comprehensive Loss																(31,428)
Balance at December 31, 2011	0	$0	0	$0	0	$0	0	$0	31,219,644	$31	0	$0	$133,734	$(261,764)	$(285)	$(128,284)

See notes to consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(31,143)	$(43,153)	$(41,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(6,508)	(1,278)	(5,332)
Impairment of intangibles	2,600	4,660	4,000
Net loss on extinguishment and modification of debt	7,312	7,457	7,240
Amortization of acquired intangibles and software	16,199	24,461	35,454
Depreciation and other amortization	3,998	4,704	4,881
Amortization of film costs	3,493	3,763	4,001
Non-cash interest, including amortization of discount	55,744	45,148	47,139
Provision for doubtful accounts	176	839	249
Gain on elimination of liability for United Kingdom VAT not charged to customers	—	—	(1,561)
Change in fair value of acquisition related contingent consideration	920	—	—
Gain on settlement of VAT liability not charged to customers	—	—	(232)
Gain on warrant liability	(391)	(38)	(2,744)
Stock option compensation expense	3,737	—	—
Other	612	502	209
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	(3,661)	(1,090)	1,566
Accounts receivable	771	1,417	(3,050)
Inventories	206	311	288
Prepaid expenses	(538)	3,446	(1,652)
Film costs	(3,286)	(3,549)	(3,705)
Deferred debt costs	—	(4,265)	(5,594)
Deferred offering costs	—	(4,217)	(6,974)
Other assets	(756)	1,169	(1,133)
Accounts payable	830	(3,132)	3,579
Accrued expenses and other liabilities	(6,525)	3,230	1,034
Deferred revenue	(6,003)	2,255	3,232
Net cash provided by operating activities	37,787	42,640	39,679
Cash flows from investing activities:
Cash received from escrow in connection with acquisition	—	2,679	7,321
Purchases of property and equipment	(5,457)	(3,530)	(3,542)
Cash paid for acquisition	(2,030)	—	—
Reduction of goodwill attributable to reimbursement from prior owners of Various	—	—	915
Other	(53)	(399)	(490)
Net cash (used in) provided by investing activities	(7,540)	(1,250)	4,204
Cash flows from financing activities:
Gross proceeds from sale of common stock in initial public offering	50,000	—	—
Payment of underwriter discount and other offering costs in connection with initial public offering	(6,724)	—	—
Issuance of New First and Second Lien Notes	—	89,572	—
Debt issuance costs	296	(5,834)	—
Repayment of long-term debt	(41,546)	(25,921)	(44,987)
Redemption of long-term debt	(43,495)	(86,237)	—
Other	—	(985)	—
Net cash (used in) financing activities	(41,469)	(29,405)	(44,987)
Effect of exchange rate changes on cash	1	—	—
Net (decrease) increase in cash	(11,221)	11,985	(1,104)
Cash at beginning of period	34,585	22,600	23,704
Cash at end of period	$23,364	$34,585	$22,600

See notes to consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2011	2010	2009
Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$29,498	$43,541	$45,531
Income taxes	$30	—	$1,343
Non-cash investing and financing activities:
Recording of beneficial conversion feature on Non-Cash Pay Second Lien Notes in connection with initial public offering, net of $5,660 of related deferred taxes	$8,490	—	—
Deferred offering costs written off to capital in excess of par	$13,267	—	—
Conversion of Series A and B convertible preferred stock and series B common stock to common stock	$12	—	—
Common stock issued as partial consideration in acquisition of PerfectMatch.com	$500
Common stock and warrants issued and contingent consideration liability incurred as consideration for acquisition of JigoCity	$7,500	—	—
Reduction of Subordinated Convertible Notes and goodwill for bonus indemnification from former stockholders of Various	—	—	$1,202
Accrual and issuance of notes for debt modification costs	—	—	$6,041
Reduction in accrued expenses and other liabilities	—	—	$39,520
Effect of elimination of United Kingdom VAT liability:
Increase in Subordinated Convertible Notes payable	—	—	$28,989
Reduction of goodwill	—	—	$5,381
Increase in deferred tax liability	—	—	$3,587
Exchange of New First Lien Notes for outstanding First ($126,124) and Second ($48,275) Lien Notes	—	$174,399	—
Issuance of New First Lien Notes for commitment fees	—	$13,146	—
Exchange of New First Lien Notes and Cash Pay Second Lien Notes for Senior Secured Notes	—	$28,053	—
Exchange of Non-Cash Pay Second Lien Notes for $161,560 of Subordinated Convertible Notes plus $3,514 of accrued interest	—	$165,074	—
Exchange of Non-Cash Pay Second Lien Notes for $42,811 of Subordinated Term Notes plus $5,949 of accrued interest	—	$45,726	—

See notes to consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Description of Business

FriendFinder Networks Inc. (“FriendFinder”), together with its subsidiaries (hereinafter referred to as the “Company”), is an internet and technology company providing services in social networking and web-based video sharing markets.  The business consists of creating and operating technology platforms which run several websites throughout the world appealing to users of diverse cultures and interest groups.  In addition, with the acquisition of JigoCity in 2011, the Company entered the social commerce market offering members through a suite of websites high quality deals in more than six countries.  The Company is also engaged in entertainment activities consisting of publishing, licensing and studio production and distribution.  The Company publishes PENTHOUSE and other adult-oriented magazines and digests.  Additionally, the Company licenses the PENTHOUSE name for international publication of adult magazines and for use on various products and provides various adult-oriented multimedia entertainment products and services, including content for broadcast distribution channels pay-per-view programming.

Note B — Liquidity

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

Subsequent to the acquisition, the Company had been attempting to raise funds through the sale of common stock in an IPO and use the net proceeds to repay its debt which was scheduled to mature in 2010 and 2011.  In February 2010, due to market conditions, the Company suspended the offering.  On October 27, 2010, the Company completed a debt restructuring which consolidated substantially all of its debt into three tranches with maturities in 2013 and 2014 (see Note K).

On May 16, 2011, the Company completed its IPO and issued 5,000,000 shares of common stock resulting in $43.5 million of net proceeds.  On May 19, 2011, the Company redeemed $39,541,000 principal amount of long-term notes from the net proceeds of the IPO at 110% of principal (see Notes K and M).

Note C — Summary of Significant Accounting Policies

1.        Principles of consolidation:

The consolidated financial statements include the accounts of FriendFinder and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation.

2.        Stock splits:

On January 25, 2010, the Company effected 1-for-20 reverse splits of each class and series of the Company’s authorized capital stock, including all designated classes and series of common and preferred stock, and a corresponding and proportionate decrease in the number of outstanding shares of each such class and series. In addition, following the effectiveness of the reverse stock splits, the Company’s articles of incorporation were amended and restated on January 25, 2010 to reflect a total of 125 million shares of authorized common stock and 22.5 million shares of authorized preferred stock and a change in the par value of such shares from $0.01 par value to $0.001 par value. Retroactive effect has been given to the change in authorized shares and split in the accompanying financial statements and notes and all share and per share amounts have been adjusted to reflect the reverse stock splits.

Note C — Summary of Significant Accounting Policies (Continued)

3.        Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.        Cash and cash equivalents:

Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less when purchased. As of December 31, 2011 and 2010, there were no cash equivalents.

5.        Restricted cash:

The credit card processors used by Various regularly withhold deposits and maintain balances which are recorded as restricted cash.

6.        Accounts receivable:

Accounts receivable is principally comprised of credit card payments owed to Various for membership fees, which are pending collection from the credit card processors. An allowance for doubtful accounts is estimated based on past experience. In addition, an estimated liability is recorded by Various based on historical trends of chargeback levels from credit card processing banks and credits from customers for disputed charges. The chargeback and credit liability as of December 31, 2011 and 2010, which is included in accrued expenses and other liabilities, was approximately $785,000 and $1,137,000, respectively. Chargebacks and credits charged to revenue for the years ended December 31, 2011, 2010 and 2009 were approximately $19,094,000, $21,872,000 and $15,988,000, respectively.

7.        Inventories:

Inventories, which consist principally of paper and printing costs, are valued at the lower of cost (first-in, first-out method) or market.

8.        Property and equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Computer hardware and software are depreciated over three years and leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life of the improvements.

9.        Software costs:

Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.

The Company expenses costs related to the planning and operating stages of a website. Direct costs incurred in the website’s development stage are capitalized. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred.

Note C — Summary of Significant Accounting Policies (Continued)

10.      Film costs:

Film costs consist of direct costs of production of adult entertainment video content. Such costs are being amortized using the straight-line method over thirty-six months, which represents the estimated period during which substantially all revenue from the content will be realized. Film cost amortization is included in cost of revenue.

11.      Goodwill, trademarks and other intangibles:

Goodwill and trademarks, which are deemed to have an indefinite useful life, were recorded in connection with the adoption of fresh start reporting upon the Company’s emergence from bankruptcy proceedings. Additionally, goodwill was recorded in connection with the acquisition of Various and other business combinations, representing the excess of the purchase price over the fair value of the identifiable net assets acquired. These assets, together with domain names that were recorded in the Various acquisition and were also deemed to have an indefinite useful life based primarily on the Company’s plans for continued indefinite use, are not amortized, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived trademarks and domain names consists of a comparison of their fair value with their carrying amount. See Notes G and H with respect to impairment of goodwill and trademarks, respectively.

Other intangible assets are deemed to have finite useful lives and are amortized over periods ranging from two to five years. The Company evaluates the recoverability of such assets by comparing their carrying amount to the expected future undiscounted cash flows to be generated from such assets when events or circumstances indicate that impairment may have occurred. If the carrying amount exceeds such cash flow, an impairment loss would be recognized to the extent such carrying amount exceeds the fair value of the impaired assets based upon their discounted future cash flows.

12.      Deferred debt costs:

Debt issuance costs and waiver, amendment and commitment fees paid to debt holders are deferred and amortized by the effective interest method over the remaining term of the related debt instrument. Approximately $13.3 million of such costs and fees were written off when the Company completed a debt restructuring in 2010 of which $8.6 million was included in loss on extinguishment of debt and $4.6 million was classified as other finance expenses (see Note K). Approximately $3.4 million of such costs and fees were written off in May 2011 when the Company completed its IPO and redeemed $39,541,000 principal of long-term notes. Accumulated amortization amounted to approximately $17.0 million and $10.0 million at December 31, 2011 and 2010, respectively.

13.      Deferred offering costs:

Incremental costs incurred in connection with an IPO of the Company’s common stock filed with the Securities and Exchange Commission (“SEC”) were classified as deferred offering costs in the consolidated balance sheets. In May 2011 upon completion of the Company’s IPO approximately $19.9 million of these costs were charged to capital in excess of par.

14.      Revenue recognition:

a)	Internet:

Revenues from subscription fees are recognized ratably over the subscription period, including anticipated free promotional periods for which no additional amounts are charged, beginning when there is persuasive evidence of an arrangement, delivery has occurred (access has been granted) and the fees are fixed and determinable. Collection is reasonably assured as subscribers pay in advance, primarily by using a credit card, and all purchases are final and nonrefundable. Free promotional periods are earned based on the level of a subscribers monthly activity, are dependent on the length and level of the subscription, and range from one to six months. Fees collected in advance are deferred and recognized as revenue using the straight-line method over the term of the subscription, which ranges from one to eighteen months.

Note C — Summary of Significant Accounting Policies (Continued)

14.      Revenue recognition (Continued):

Revenues on a pay-by-usage basis are recognized when access has been granted. Revenues for banner advertising on websites are recognized ratably over the period that the advertising appears. Commission revenue from the shipment of products (i.e., adult novelty items and videos) from online stores, which are operated by a third party, are recognized upon receipt of notification of the commission owed the Company from the online store operator.

The Company estimates the amount of chargebacks that will occur in future periods to offset current revenue. The Company’s revenue is primarily collected through online credit card transactions. As such, the Company is subject to chargebacks by consumers generally up to 90 days subsequent to the original sale date. The Company accrues chargebacks based on historical trends relative to sales levels by website.

Revenue derived from social commerce are recognized when the number of customers who purchase the daily deal exceed the predetermined threshold, the evidence of purchase has been electronically delivered to the customer and a listing of sales has been made available to the merchant. Revenues derived from social commerce are recorded net after paying an agreed upon percentage of the purchase price to the featured merchant. Revenue is recorded on a net basis because the Company is acting as an agent of the merchant in the transaction.

b)	Entertainment:

Revenues from the sale of magazines at newsstands are recognized on the on-sale date of each issue based on an estimate of the total sale through, net of estimated returns. The amount of estimated revenue is adjusted in subsequent periods as sales and returns information becomes available. Revenues from the sale of magazine subscriptions are recognized ratably over their respective terms which range from one to two years. The unrecognized portion of magazine subscriptions is shown as deferred revenue. Revenues from advertising in magazines are recognized on the on-sale date of each issue in which the advertising is included.

For agreements that involve the distribution of video content, revenue is recognized upon notification from the customer of amounts due. For agreements that provide for a flat fee payable with respect to multiple films (including films not yet produced or completed) the fees are allocated based on the relative fair values of the films with the fees allocated to films not yet completed based on the amount refundable to the customer should the Company not ultimately complete and deliver the films.

Revenues from the licensing of the PENTHOUSE name for use (i) in the publication of magazines in foreign countries and the sale of consumer products are recognized in the period of sale as reported by the licensee and (ii) in connection with licensed nightclubs are recognized ratably over the term of the license agreement for up-front payments and in the period of sale as reported by the licensee on food, beverages and other sales.

15.      Cost of revenue:

Cost of service revenue includes commissions paid to websites having direct links to the Company’s websites resulting in new subscribers, costs for online models and studios and amortization of capitalized website development costs.

Cost of product revenue includes the costs of printing and distributing of magazines and amortization of production costs of videos containing adult entertainment content. Shipping and handling costs are also included and amounted to approximately $1,826,000, $2,105,000 and $2,538,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note C — Summary of Significant Accounting Policies (Continued)

16.      Product development:

Costs related to the planning and post-implementation stages of the Company’s website development efforts are recorded as product development expense. Direct costs incurred in the development stage are capitalized and amortized over the website’s estimated useful life of three years as charges to cost of service revenue.

17.      Advertising:

Advertising costs are expensed as incurred. For the years ended December 31, 2011, 2010 and 2009, the Company incurred advertising costs, included in selling and marketing expense, amounting to approximately $22,530,000, $32,301,000 and $36,794,000, respectively. Costs consist principally of payments to internet search engines for key words searches to generate traffic to the Company’s websites.

18.      Loyalty program:

The Company operates a point-based loyalty program designed to increase participation in its assorted membership activities. These points are earned through activities such as, but not limited to, participating in sponsored blogs and online magazines, as well as by increasing the uniqueness of a member profile through the addition of photographs and other assorted items. Points may be redeemed for other membership services such as upgraded memberships or highlighting of member profiles in online searches. As the incremental cost of providing these additional membership services is minimal, no liabilities are recorded in connection with point redemptions.

19.      Stock-based compensation:

Cost of stock-based compensation arrangements, including stock options, is measured based on the fair value of the equity instrument issued at the date of grant and is expensed over the vesting period.

20.      Income taxes:

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are recorded for net operating loss carryforwards and for the difference between the tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods.

21.      Value added taxes:

Value added taxes (“VAT”) are presented on a net basis and are excluded from revenue.

22.      Foreign currency transactions and translation:

Revenue derived from international websites is paid in advance primarily with credit cards and is denominated in local currencies. Substantially all such currencies are converted into U.S. dollars on the dates of the transactions at rates of exchange in effect on such dates and remitted to the Company. Accordingly, foreign currency revenue is recorded based on the U.S. dollars received by the Company. Accounts receivable due from, and restricted cash held by, foreign credit card processors, certain cash balances and VAT liabilities denominated in foreign currencies are translated into U.S. dollars using current exchange rates in effect as of the balance sheet date. Gains and losses resulting from transactions denominated in foreign currencies are recorded in the statements of operations.

Note C — Summary of Significant Accounting Policies (Continued)

22.      Foreign currency transaction and translation (continued):

JigoCity was acquired in 2011 (see Note I).  Operations of JigoCity’s foreign subsidiaries are conducted in local currencies which represents their functional currencies.  Balance sheet accounts of such subsidiaries are translated from foreign currencies into U.S. dollars at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average rate of exchange prevailing during the period.  Translation adjustments resulting from this process, are included in accumulated other comprehensive loss on the consolidated balance sheet.

23.      Concentration of credit risk:

The Company’s cash and accounts receivable are potentially subject to concentrations of credit risk. Cash is placed with financial institutions that management believes are of high credit quality. The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. At December 31, 2011 and 2010, accounts receivable balances are due principally from credit card processors and are settled upon processing of credit card transactions. As of December 31, 2011, one credit card processor accounted for 14% of accounts receivable and, as of December 31, 2010, two credit card processors accounted for 28%, and 21% of accounts receivable. At December 31, 2011 and 2010  no other credit card processors accounted for more than 10% of the accounts receivable. During the years ended December 31, 2011, 2010 and 2009, no customer accounted for more than 10% of net revenue.

24.      Fair value of financial instruments:

The carrying amounts of cash, receivables and payables approximate their fair values due to the short-term nature of these financial instruments. The liability related to warrants was and the liability for acquisition related contingent consideration is carried at fair value based upon unobservable inputs (see Notes L and I).   As of December 31, 2011, the carrying value of long-term debt was $470,875,000 compared to its estimated fair value of $380,810,000. As of December 31, 2010, the carrying amount of long-term debt was $525,560,000 compared to its estimated fair value of $550,082,000. The fair value is estimated by discounting the projected cash flows using the estimated rates at which similar amounts of debt could be borrowed at such date and through third party pricing information.

25.      Per share data:

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

	Year Ended December 31,
	2011	2010	2009
Common stock	21,330	6,518	6,518
Series B common stock	710	1,840	1,840
Common stock purchase warrants	2,209	5,377	5,377
	24,249	13,735	13,735

Note C — Summary of Significant Accounting Policies (Continued)

25.      Per share data (continued):

In computing diluted loss per share, no effect has been given to the common shares issuable at the end of the period upon conversion or exercise of the following anti-dilutive securities that could potentially dilute basic earnings per share in future periods (in thousands):

	Year Ended December 31,
	2011	2010	2009
Series A Convertible Preferred Stock	—	2,000	2,000
Series B Convertible Preferred Stock	—	8,445	8,445
Warrants	6,437	502	502
Convertible Non Cash Pay Second Lien Notes	8,311	—	—
Employee Stock Options	590	—	—
Total common shares issuable	15,338	10,947	10,947

The Series A and Series B preferred stock were convertible participating securities which were converted into common stock in 2011; however, as there was no contractual obligation for the holders of such shares to share in the losses of the Company, the preferred shares were not included in the computation of basic and diluted net loss per share (see Note M).

For the year ended December 31,  2011, the above table of anti-dilutive securities includes 6,436,851 warrants exercisable into shares of common stock granted in connection  with the acquisition of JigoCity in 2011 (see Note I ).  In addition, the 2011 table includes 8,310,763 shares of common stock issuable on conversion of Non-Cash Pay Second Lien Notes, and 590,000 shares of common stock underlying outstanding stock options granted under the 2008 Stock Option Plan, as such notes became convertible and the stock options were considered granted for accounting purposes with consummation of the IPO in May 2011.

For the years ended December 30, 2010 and 2009, no shares are included in the above table with respect to the conversion of  Non-Cash Pay Second Lien Notes and the Subordinated Convertible Notes, as the number of common shares into which the notes are convertible was based upon an IPO price which was not determinable on those dates.  In addition, no shares are included in the above table with respect to agreements to grant options to acquire 551,750 and 647,000 shares of common stock outstanding at December 30, 2010 and 2009, respectively, under the 2008 Stock Option Plan as, for accounting purposes, the grant date occurred upon consummation of the IPO in 2011.

26.      New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued new authoritative accounting guidance which provides that entities with reporting units with zero or negative carrying amounts are required to determine an implied fair value of goodwill if management concludes that it is more likely than not that a goodwill impairment exists considering any adverse qualitative factors.  For public entities, the new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  The adoption of this guidance by the Company effective January 1, 2011 did not have any impact on its financial statements.

In September 2011, the FASB issued new authoritative accounting guidance which will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of this guidance on its financial reporting process.

Note C — Summary of Significant Accounting Policies (Continued)

26. New Accounting Pronouncements (continued):

In June 2011, the FASB issued authoritative guidance that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The update also eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted.  The Company will adopt this guidance effective January 1, 2012.

Note D — Inventory

The components of inventory were as follows (in thousands):
	December 31,
	2011	2010
Paper and printing costs	$723	$693
Editorials and pictorials	99	335
	$822	$1,028

Note E — Film Costs

Film costs activity consists of the following (in thousands):
	Year Ended December 31,
	2011	2010	2009
Opening balance	$4,312	$4,526	$4,822
Content produced	3,286	3,549	3,705
Amortization	(3,493)	(3,763)	(4,001)
Ending balance	$4,105	$4,312	$4,526

Substantially all of the capitalized film costs at December 31, 2011, 2010 and 2009 represent completed and released content. Management estimates that amortization charges for the completed and released content, as of December 31, 2011, will be $2,447,000, $1,249,000 and $409,000 for the years ending December 31, 2012, 2013, and 2014, respectively.

Note F — Property and Equipment

Property and equipment consists of the following (in thousands):
	December 31,
	2011	2010
Property and equipment:
Leasehold improvements	$1,191	$1,004
Computer hardware and software	44,840	39,318
	46,031	40,322
Less accumulated depreciation and amortization	38,201	33,656
	$7,830	$6,666

Depreciation and amortization expense amounted to approximately $3,998,000, $10,113,000 and $10,922,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Computer hardware and software above includes $17.3 million that relates to the acquisition of Various in December 2007. Amortization expense of the acquired software amounted to approximately $0, $5,379,000 and $5,767,000 for each of the years ended December 31, 2011, 2010, and 2009, respectively, and is included in amortization of acquired intangibles and software in the accompanying statements of operations.

Note G — Goodwill

There were no changes in the carrying amount of goodwill in 2010. Changes in the carrying amount of goodwill, all of which relates to the Internet segment, for the year ended December 31, 2011 are as follows (in thousands):

Balance as of December 31, 2010	$326,540
Acquisition of Perfectmatch.com	1,521
Acquisition of JigoCity	4,290
Reduction due to foreign currency translation adjustments	(59)
Balance as of December 31, 2011	$332,292

Impairment of goodwill is required to be tested at least annually. Impairment is tested by comparing the fair values of the applicable reporting units with the carrying amount of their net assets, including goodwill. The fair value of each reporting unit was determined at December 31, 2011, 2010 and 2009 by weighting a combination of the present value of the Company’s discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies.  If the carrying amount of the reporting unit’s net assets exceeds the unit’s fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination with the fair value of the reporting unit deemed to be the purchase price paid.  No impairments were indicated as a result of the annual impairment tests referred to above.

Note H — Intangible Assets

Other intangible assets consist of the following (in thousands):

	December 31,
	2011		2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Estimated Useful Lives (Years)
Amortizable intangible assets:
Customer lists and subscriber relationships	25,482	23,914	23,626	23,280	2–4
Service contracts	73,095	59,342	72,800	44,782	3–5
Studio contracts	3,300	3,300	3,300	2,530	4
Other	4,674	3,075	2,840	2,840	3
	$106,551	$89,631	$102,566	$73,432

For the years ended December 31, 2011, 2010, and 2009, aggregate amortization expense amounted to $16,199,000, $19,050,000 and $29,690,000, respectively and is included in amortization of acquired intangibles and software in the accompanying statement of operations. Estimated future amortization expense is as follows: $15,234,000 (2012), $1,336,000 (2013), $350,000 (2014).

Trademarks relate to publishing, licensing and studio operations which are included in the Entertainment segment. The Company recognized a trademark impairment loss of $2,600,000, $4,660,000 and $4,000,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Such loss resulted due to the estimated fair value of the trademarks being less than their carrying value. The fair value of trademarks related to publishing is estimated based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The fair value of trademarks related to licensing is based on an income approach using the present value of discounted anticipated operating cash flows. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. The impairment of trademarks mainly resulted from declines in projected operating results and cash flows related to publishing and licensing.

Note I — Acquisitions

On July 12, 2011, the Company acquired substantially all the assets of PerfectMatch.com, from Matrima, Inc. for approximately $2,000,000 in cash and 126,295 shares of common stock valued at $500,000 based on the closing price of the Company’s common stock on such date. PerfectMatch.com is an online relationship service helping adults seeking lasting connections. The purchase price was allocated to software ($450,000), customer lists ($379,000) and domain names ($150,000), and the balance to Goodwill ($1,521,000). The impact of the acquisition on the Company’s financial statements is not material.

On September 7, 2011, pursuant to a merger agreement, a newly-formed wholly-owned indirect subsidiary of Various acquired the assets and assumed the liabilities of BDM Global Ventures Limited (“BDM”), a British Virgin Islands ("BVI") limited company formed in July 2010, which, through wholly-owned BVI limited companies and their foreign subsidiaries, owns and operates JigoCity, a global social commerce organization committed to providing members, through a suite of websites, with high quality daily deals that are relevant to their individual lifestyles.  BDM and its subsidiaries are hereafter referred to as JigoCity.  JigoCity provides services in various cities in China and certain countries in the Asia Pacific Region, including Hong Kong, Australia and Taiwan.  The acquisition of JigoCity was made to enable Friendfinder to expand into social commerce and to gain an additional way to monetize its foreign markets through utilization of its user base and website traffic-generated by its affiliate network. As consideration for JigoCity, Friendfinder issued to the shareholders of JigoCity 1,555,555 shares of Friendfinder's common stock and warrants exercisable for 6,436,851 shares of Friendfinder's common stock.  The warrants, which expire on December 31, 2021, have exercise prices ranging from $5.00 to $18.00 per share of which warrants to acquire approximately 2 million shares have exercise prices between $5.00 and $10.00 per share and warrants to acquire approximately 4.4 million shares have exercise prices between $11.00 and $18.00 per share.  Of the merger consideration, 500,000 shares of Friendfinder common stock are to be held in escrow until December 31, 2012, subject to release on a quarterly basis, to satisfy any potential indemnification claims under the merger agreement.

Concurrently with entering into the merger agreement, Friendfinder entered into an equity put agreement with the former shareholders of JigoCity pursuant to which such shareholders have the option to sell all of their shares of common stock and warrants received as consideration in the merger back to Friendfinder in exchange for the return of 70% of the equity in JigoCity if the volume-weighted average price of Friendfinder's common stock fails to equal or exceed $12.00 per share during any 10 trading day period between the closing date of the merger and the later of June 30, 2014 and the date upon which Friendfinder current indentures are fully discharged, or if an "indenture modification" is made, as defined under the equity put agreement, the later of June 30, 2014 and the date that the indenture modification takes place (the later date hereinafter referred to as the “Vesting Date”).  The equity put agreement provides that the put right shall become exercisable at the sole discretion of the shareholders’ appointed representative during the period commencing on the Vesting Date and expiring sixty days thereafter.  Additionally, pursuant to the equity put agreement, if the shareholders exercise the put right, Friendfinder has a right to pay them in common stock and/or cash, having a combined value as of the later of the above dates equal to the product of (i) 2,209,414 shares of common stock (subject to dilutive adjustment) and (ii) the difference between the highest 10 day volume-weighted average price attained by Friendfinder common stock during such period and $12.00, in which case the put right terminates.

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

Note I — Acquisitions (Continued)

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The liability was measured as the present value of the put option determined based on estimated future trading prices of FriendFinder's common stock between September 7, 2011 and June 30, 2014 and on the estimated future equity value of JigoCity during such period calculated on multiple scenarios using a Monte Carlo simulation methodology.  The fair value measurement of the acquisition-related contingent consideration is based on unobservable inputs that are supported by little or no market activity and reflect Friendfinder's own assumptions.  Key assumptions include expected volatility in both the value of JigoCity and in FriendFinder’s common stock during the above period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date, will be recognized in earnings until the liability is eliminated or settled.  Such change through December 31, 2011 amounted to a $920,000 increase in the liability.

The acquisition date fair value of consideration transferred (the “purchase price”) was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. Factors that contributed to a purchase price resulting in the recognition of goodwill include JigoCity’s strategic fit into the Company’s internet segment and the resulting anticipated benefits from utilization of the Company’s user base and website traffic in foreign markets to enhance JigoCity’s social commerce revenue.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$752
Identifiable intangible assets	3,336
Goodwill	4,290
Other non-current assets	551
Total assets acquired	8,929

Current liabilities	1,429

Net assets acquired	$7,500

Of the $3.3 million of acquired identifiable intangible assets, $1.5 million was assigned to subscriber relationships, $0.3 million was assigned to vendor relationships, $0.4 million was assigned to trade names and $1.1 million was assigned to developed technology. Fair value amounts were determined using an income approach for subscriber relationships and trade names, and a cost approach for vendor relationships and developed technology. Such intangible assets are expected to have estimated useful lives of between 2 and 4 years and a weighted average useful life of approximately 3 years. Goodwill, which is not deductible for tax purposes, was assigned to the internet segment.

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

Note I — Acquisitions (Continued)

Twelve months Ended
December 31, 2011
Net revenue	$331,691
Net loss	(39,436)
Net loss per common share - basic and diluted	(1.57)
Weighted average shares outstanding	25,140

The proforma results give effect to increased depreciation and amortization to reflect the preliminary purchase price allocation and to the issuance of 1,555,555 shares of Friendfinder's common stock issued to the former owners of JigoCity.  Such results are not necessarily indicative of what actually would have occurred had the acquisition been made as of such date and is not indicative of future period results.

Revenue and net loss for JigoCity included in the accompanying consolidated statement of operations for the period from September 8, 2011 to December 31, 2011, was $900,000 and $3,288,000 respectively.

Note J — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Accrued liability related to VAT	$41,011	$42,235
Chargeback reserve	785	1,137
Compensation and benefits	1,785	1,273
Accrued marketing	1,406	1,148
Legal and related expenses	475	510
Accrued interest	8,354	—
Accrued commissions to third party websites	4,067	3,147
Accrued loss related to claim in arbitration (see Note Q (a))	2,000	10,000
Acquisition related contingent consideration	1,400	—
Other	7,647	5,970
	$68,930	$65,420

Effective July 1, 2003, as a result of a change in the law in the European Union, Various was required to collect VAT from customers in connection with their use of internet services in the European Union provided by Various and remit the VAT to the taxing authorities in the various European Union countries. As Various did not separately charge its customers for, or remit, the VAT, a liability has been recorded at the date of acquisition to reflect the estimated VAT which should have been collected and remitted on Various’ revenue derived from the various European Union countries since July 1, 2003 or other local implementation date. In addition, a liability has been recorded at the date of acquisition for interest and penalties related to the unremitted VAT and failure to file tax returns. Effective July 2008, the Company registered with the European Union and on July 29, 2008 began separately charging VAT to its customers. The aggregate liability included in accrued expenses and other liabilities, which is denominated in Euros, amounted to $41,011,000 and $42,235,000 at December 31, 2011 and 2010, respectively, and includes VAT ($20,294,000 and $22,740,000), interest ($12,696,000 and $11,334,000) and penalties ($8,020,000 and $8,161,000). The consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively, include foreign currency transaction gain (loss) of $515,000, $610,000 and $(5,075,000) related to the liability, and interest related to VAT of $1,808,000, $2,293,000 and $4,205,000.

As of December 31, 2011, the Company has reached settlement with the taxing authority of certain European Union countries related to VAT for periods prior to July 1, 2008 and has not yet reached settlement or has reached partial settlement, with the taxing authority in the following European Union countries: Cyprus, Germany, Italy, Luxembourg, Netherlands, Portugal, and Sweden. The liability as of December 31, 2011, includes $18,225,000 for which settlements of $6,998,000 were reached with certain countries and $2,395,000 related to current VAT charged to customers. Settlements have not been reached for the $20,391,000 balance of the VAT liability.

Note J — Accrued Expenses and Other Liabilities (Continued)

On June 10, 2009, the United Kingdom taxing authority notified the Company that it had reversed its previous position and that the Company was not subject to VAT in the United Kingdom in connection with providing internet services and therefore the corresponding VAT liability was eliminated. On October 8, 2009, the Company subsequently released the former owners of Various from indemnity claims relating to VAT liabilities and other matters and increased the recorded principal balance of the Subordinated Convertible Notes issued to the former owners. Such increase included approximately $38 million, representing the principal reduction previously recorded as of the date of the acquisition for a post-closing working capital adjustment related to the United Kingdom VAT. The difference between such increase and the approximately $39.5 million balance related to United Kingdom VAT, including accrued interest and penalties, included in the accrued VAT liability at June 10, 2009 (exclusive of VAT charged to customers), was recorded as a gain in the amount of $1,561,000 in the consolidated statement of operations for the year ended December 31, 2009, and the liability balance was eliminated.

On October 8, 2009, the Company further agreed that if the costs of eliminating the pre-acquisition VAT liabilities are less than $29 million, then the principal of the Subordinated Convertible Notes issued to the former owners of Various would be increased for the unused portion of the $29 million plus interest on such difference. Gain on settlement of VAT liabilities will be recognized upon the Company satisfying the conditions of the settlement and to the extent the aggregate carrying amount of settled VAT liabilities exceeds the agreed settlement amounts and the then potential maximum increase in the principal of the Subordinated Convertible Notes. As disclosed in Note K, in October 2010, the Convertible Subordinated Notes were exchanged for Non-Cash Pay Second Lien Notes and in connection therewith, the Company agreed that the principal increase would apply to the Non-Cash Pay Second Lien Notes.

Various had been previously notified that the German tax authorities and the Office of the District Attorney in Bonn had been investigating Various’ former Chief Executive Officer for alleged intentional evasion of VAT on revenue collected from customers located in Germany commencing in 2003. Various negotiated a settlement with the German authorities to drop criminal charges against a current officer by payment of approximately $2.6 million which represents a portion of the total amount of the uncollected German VAT liability. The settlement was paid in six equal monthly installments of approximately $430,000 commencing on April 1, 2009. In connection with the settlement, the Company paid a fine of €25,000 to a charitable organization. On April 18, 2008, a court in Germany granted authorities a search and seizure order that allowed them to seize documents from Various’ office located in Germany in order to determine the amount of revenue subject to VAT. The German tax authority has attempted unsuccessfully to freeze assets in bank accounts maintained by subsidiaries of Various in Germany, but did freeze assets in the amount of €610,343, held by Various’ credit card processor located in the Netherlands to secure the VAT estimated by the revenue tax authorities to be due from Various from revenue from internet websites in Germany. At December 31, 2011 and 2010, the frozen Euros are included in restricted cash in the approximate amount of $790,000 and $818,000, respectively.

Note K — Long-Term Debt

Long-term debt consists of the following (in thousands):
	December 31,
	2011		2010
	Principal	Unamortized Discount	Principal	Unamortized Discount
Debt issued by FriendFinder and INI on October 27, 2010 (a):
14% New First Lien Notes due 2013 (b) (e)	$228,375	$5,602	$305,000	$10,974
14% Cash Pay Second Lien Notes due 2013 (c) (e)	10,317	138	13,778	262
11.5% Non-Cash Pay Second Lien Notes, due 2014 (d) (e)	265,273	28,519	237,211	20,986
Other (f)	1,250	171	2,250	457
	$505,215	$34,430	$558,239	$32,679
Less unamortized discount	(34,430)		(32,679)
Less current installment of long-term debt, net of unamortized discount of $260 and $744, respectively	(8,270)		(15,009)
	$462,515		$510,551

Note K — Long-Term Debt (Continued)

(a)
On October 27, 2010, $305,000,000 principal amount of 14% Senior Secured Notes due 2013 were co-issued by FriendFinder and its wholly-owned subsidiary Interactive Network, Inc (“INI”), the parent of Various (the “New First Lien Notes”), of which (a) $200,185,000 was exchanged for $130,485,000 outstanding principal amount of First Lien Notes, $49,361,000 outstanding principal amount of Second Lien Notes and $14,551,000 outstanding principal amount of Senior Secured Notes, (b) $91,400,000 was issued for cash proceeds of $89,572,000 before payment of related fees and expenses of $5,834,000 and (c) $13,415,000 was issued to pay commitment fees to the holders of First Lien Notes and Second Lien Notes. Cash of $86,237,000 was used to redeem $36,608,000 outstanding principal amount of First Lien Notes at 102% of principal, $30,639,000 outstanding principal amount of Second Lien Notes (representing the remaining outstanding principal amounts of First Lien Notes and Second Lien Notes) and $18,258,000 outstanding principal amount of Senior Secured Notes. Cash was also used to pay $4,132,000 of accrued interest on the exchanged and redeemed notes, an $825,000 redemption premium on certain exchanged First Lien Notes and $435,000 in commitment fees to certain noteholders.

The remaining $13,502,000 outstanding principal amount of Senior Secured Notes were exchanged for $13,778,000 principal amount of 14% Cash Pay Second Lien Notes due 2013 co-issued by FriendFinder and INI (the “Cash Pay Second Lien Notes”). Subordinated Convertible Notes and Subordinated Term Notes, with outstanding principal amounts of $180,184,000 and $42,811,000, respectively, together with accrued interest of $9,462,000, were exchanged for $232,457,000 principal amount of 11.5% Non-Cash Pay Second Lien Notes due 2014 co-issued by FriendFinder and INI (the “Non-Cash Pay Second Lien Notes”).

The Company has determined that the New First Lien Notes are not substantially different from the outstanding First Lien Notes and Second Lien Notes for which they were exchanged, nor are the Non-Cash Pay Second Lien Notes substantially different from the outstanding Subordinated Convertible Notes for which they were exchanged, based on the less than 10% difference in present values of cash flows of the respective debt instruments and, therefore, such exchanges are accounted for as if the outstanding notes were not extinguished. Accordingly, a new effective interest rate has been determined for the outstanding notes based on the carrying amount of such notes and the revised cash flows of the newly issued notes. In connection therewith, commitment fees paid to the note holders, together with an allocable portion of existing unamortized discount, debt issuance and modification costs will be amortized as an adjustment of interest expense over the remaining term of the new notes using the effective interest method. The effective interest rate on the New First Lien Notes and on the Non-Cash Pay Second Lien Notes which were exchanged for the Subordinated Convertible Notes is 19.0% and 14.3%, respectively. Private placement fees related to the New First Lien Notes, together with legal and other fees aggregating $4,562,000 allocated to the exchanges, were charged to other finance expenses in the accompanying consolidated statement of operations.

The Company has determined that the New First Lien Notes and Cash Pay Second Lien Notes are substantially different than the outstanding $28,053,000 principal amount of Senior Secured Notes for which they were exchanged based on the more than 10% difference in present values of cash flows of the respective debt instruments and, accordingly, the exchanges are accounted for as an extinguishment of the Senior Secured Notes. The Company recorded a net pre-tax loss on debt extinguishment of $10.5 million related to such exchanged Senior Secured Notes and to the Senior Secured Notes and First Lien Notes and Second Lien Notes redeemed for cash. The loss is based on the excess of the fair value of the new notes issued, which was determined to be their issue price of $28,053,000 and cash paid on redemption over the carrying amounts of the extinguished notes. In addition, the loss includes the writeoff of unamortized costs and fees aggregating $8,646,000 related to the notes which were extinguished.

The Company has also determined that the Non-Cash Pay Second Lien Notes are substantially different than the non-convertible Subordinated Term Notes for which they were exchanged based on the conversion feature in the new notes and, accordingly, the exchange is accounted for as an extinguishment of the Subordinated Term Notes. The Company determined that the estimated fair value of the $48,760,000 principal amount of Non-Cash Pay Second Lien Notes exchanged was $45,726,000, resulting in an approximate effective interest rate of 11.9%, and discount of $3,034,000 which resulted in debt extinguishment gain of $3,034,000.

(b)
The New First Lien Notes, of which approximately $74.9 million principal amount are held by a more than 10% stockholder at December 31, 2011 were issued with an original issue discount of $6,100,000, or 2.0%. The notes mature on September 30, 2013 and accrue interest at a rate per annum equal to 14.0%. Interest on the notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year. Principal on the New First Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal, subject to pro-rata sharing with the Cash Pay Second Lien Notes. Principal of $23.4 million was paid on the New First Lien Notes from excess cash flow in the quarters prior to our IPO in May 2011, of which $14.1 million was paid in the quarter ended March 31, 2011 and $9.3 million was paid in May 2011.  An additional $8.5, $6.9 and $7.2 million of principal was paid in August, and  November 2011 and February 2012 with excess cash flow for the quarters ended June 30, September 30, and December 31, 2011 respectively.  The New First Lien Notes are guaranteed by domestic subsidiaries of FriendFinder and INI and are collateralized by a first-priority lien on all of the Company’s assets as well as a pledge of stock of subsidiaries. The New First Lien Notes are redeemable prior to maturity at the option of the Company, in whole but not in part, at 110% of principal, plus accrued and unpaid interest. Noteholders have the option of requiring the Company to repay the New First Lien Notes and Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal. The Company shall also repay the New First Lien Notes and, in certain circumstances, the Cash Pay Second Lien Notes, with proceeds received from any debt or equity financing (including a secondary offering) and asset sales of more than $25 million at 110% of principal, and with proceeds from other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions.

Note K — Long-Term Debt (Continued)

On May 19, 2011, the Company redeemed $37,832,000 principal amount of New First Lien notes and $1,709,000 principal amount of Cash Pay Second Lien notes from the net proceeds of the IPO and incurred a loss on extinguishment of debt of approximately $7.3 million consisting of a redemption premium of $3.9 million and write-off of discount and deferred offering costs of $3.4 million.

(c)
The Cash Pay Second Lien Notes, all of which were issued to entities controlled by stockholders who are also officers and directors, were issued with an original issue discount of $276,000, or 2%, mature on September 30, 2013 and have identical terms to those of the New First Lien Notes, except as to matters regarding collateral, subordination, enforcement and voting. Principal of $1.1 million was paid on the Cash Pay Second Lien Notes from excess cash flow in the quarters prior to our IPO in May 2011, of which $0.6 million was paid in the quarter ended March 31, 2011 and $0.5 million was paid in May 2011.  An additional $0.4, $0.3 and $.0.3 million of principal was paid in August and November 2011 and February 2012 with excess cash flow from the quarters ended June 30, September 30 and December 31, 2011. The Cash Pay Second Lien Notes are collateralized by a fully subordinated second lien on substantially all of the assets of the Company, pari passu with the Non-Cash Pay Second Lien Notes, and will vote with the New First Lien Notes on a dollar for dollar basis on all matters except for matters relating to collateral, liens and enforcement of rights and remedies. As to such matters, the Cash Pay Second Lien Notes will vote with the Non-Cash Pay Second Lien Notes.

(d)
The Non-Cash Pay Second Lien Notes, of which approximately $174.9 million principal amount are held by a more than 10% stockholder, mature on April 30, 2014 and bear interest at 11.5%, payable semi-annually on June 30 and December 31, which may be paid in additional notes at the Company’s option. While the New First Lien Notes are in place, interest must be paid with additional notes. During 2010 and 2011, interest amounting to $4,752,000 and $28,063,000, respectively was paid through the issuance of additional Non-Cash Pay Second Lien Notes. The Non-Cash Pay Second Lien Notes are guaranteed by the domestic subsidiaries of FriendFinder and INI and collateralized by a second priority lien on all of the Company’s assets and a pledge of the stock of subsidiaries; however, such security interest is subordinate to the prior payment of the New First Lien Notes. The Non-Cash Pay Second Lien Notes are redeemable, at the option of the Company, in whole but not in part, at 100% of principal plus accrued and unpaid interest. Upon the payment in full of the New First Lien Notes, principal on the Non-Cash Pay Second Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal subject to pro-rata sharing with the Cash Pay Second Lien Notes. Noteholders have the option of requiring the Company to repay the Non-Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal plus accrued and unpaid interest. If the New First Lien Notes are paid in full, the Company shall repay the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis with proceeds received from any debt or equity financing (including a secondary offering), and asset sales of more than $25 million at 110% of principal plus accrued and unpaid interest and with proceeds of other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions.

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

Note K — Long-Term Debt (Continued)

As described in Note J, if the costs of eliminating the pre-acquisition VAT liabilities is less than $29 million, exclusive of costs paid from an escrow fund, then the principal amount of the Non-Cash Pay Second Lien Notes will be increased by the issuance of additional such notes for the unused portion of the $29 million, plus interest at 6% on the increased principal from the date of acquisition.

(e)
The New First Lien Notes, the Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes (1) require the Company to maintain minimum specified levels of EBITDA and liquidity and financial ratios, including debt and coverage ratios, all as defined, (2) provides for certain limitations including limits on indebtedness, lease obligations, VAT payments and investments and (3) prohibits dividends and other payments with respect to the Company’s equity securities. As of December 31, 2011, the Company was in compliance with the above covenants (see Note V).

The Company had agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes.  In addition, the Company has agreed to file, under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  On August 1, 2011, the company filed a registration statement on Form S-4 with the SEC relating to the exchange offer.  In October 2011, due to interpretations of applicable laws and regulations from the staff of the SEC which did not allow an exchange offer for the above referenced notes, the Company withdrew its exchange offer.  On October 17, 2011, the Company filed a registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. The registration statement was declared effective by the SEC on December 19, 2011. The Company has agreed to use its reasonable best efforts, subject to applicable law, to keep the registration statement continuously effective until the earlier to occur of (A) the third anniversary of the issue date of the respective notes and (B) such time as there are no notes outstanding. In the event that the Company fails to satisfy such requirement the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5%.

(f)
In connection with the acquisition of Various, INI issued a non-interest bearing obligation with a principal balance of $5.0 million to a former owner. In each of 2009 and 2008, $1.0 million of the notes were paid and $3.0 million was paid in 2010.

(g)
In June 2009, as a result of the elimination of the United Kingdom VAT liability (see Note J), the principal balance of the Subordinated Convertible Notes issued in connection with the acquisition of Various was increased by approximately $38 million, representing the principal reduction previously recorded at the date of acquisition for the post-closing working capital adjustment related to United Kingdom VAT liability at such date.  In connection therewith, a discount of approximately $9 million was recorded on the notes to reflect an effective interest rate of approximately 15% representing the rate used at the date of acquisition to record the notes at estimated fair value.  The discount was accounted for as a reduction in purchase price resulting in a reduction of approximately $5.4 million in goodwill, net of a $3.6 million increase in the liability for deferred taxes attributable to the discount.

On October 8, 2009, agreements were entered into with the former owners of Various, pursuant to which the principal amount of Subordinated Convertible Notes was fixed at $156 million and the Company released the former owners from any indemnity claims relating to VAT liabilities or any other matter relating to the acquisition.  In addition, the notes were amended to eliminate the Company’s option to convert the notes into common stock.  The modification to eliminate the Company’s option to convert the Notes into common stock is considered to result in an exchange of debt instruments with substantially different terms thereby requiring the Company to account for the modification like an extinguishment of the outstanding notes and the creation of new notes.  This modification resulted in the Company recording a charge for the extinguishment of debt of approximately $7.2 million attributable to the excess of the fair value of the modified notes over the carrying value of the existing notes plus the $2.3 million present value of the $3.2 million of fees described below. The new notes were valued at $140 million, net of discount of approximately $31 million based on an effective interest rate of approximately 15%.

In connection with the restructuring of the Subordinated Convertible Notes referred to above the Company agreed to pay $3.2 million of fees to the former owners of Various of which $1 million was paid in December of 2010 and 2011, $1 million is payable in 2012 and $250,000 is payable in the first quarter of 2013. The obligation was recorded at a present value of $2.3 million using a discount rate of 15%. In addition, the Company agreed to pay a consent fee in an amount equivalent to the amount paid to the Company’s Chairman and the Company’s Chief Executive Officer subject to the same terms and conditions described in Note Q.

Note K — Long-Term Debt (Continued)

Principal of long-term debt outstanding at December 31, 2011 matures as follows (in thousands):

Year	Amount
2012	$8,530
2013	231,412
2014	265,273
$505,215

As described above, principal payments on the New First Lien Notes and Cash Pay Second Lien Notes may be accelerated depending on the excess cash flows of the Company. On February 4, 2012, the Company repaid an aggregate of approximately $7.5 million of principal on the New First Lien Notes and Cash Pay Second Lien Notes under such excess cash flow repayment calculation related to excess cash flow through December 31, 2011, which principal amount is included in the 2012 maturities in the above table.

Note L — Liability Related to Warrants

      In conjunction with its August 2005 issuance of Senior Secured Notes, the Company issued warrants to purchase 501,663 shares of the Company’s common stock (of which 476,573 were exercisable at $6.20 per share and 25,090 were exercisable at $10.25 per share) that contained a provision that required a reduction of the exercise price if certain equity events occur.  Under the provisions of authoritative accounting guidance which became effective for the Company at January 1, 2009, such a reset provision no longer makes the warrants eligible for equity classification and as such, effective January 1, 2009, the Company classified these warrants as a liability measured at fair value with changes in fair value reflected in operations.  In connection therewith, the statement of operations for the years ended December 31, 2011,  2010, and 2009  reflects a gain of $272,000, $38,000 and $2,744000, respectively.

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

Note M — Preferred Stock, Common Stock and Warrants

Other than voting, the rights of the common stock and the Series B common stock are identical. The Series B common stock can be exchanged for a like number of shares of common stock

On January 25, 2010, the Company amended and restated the certificate of designation for the Series A Convertible Preferred Stock to eliminate the Company’s obligation to obtain the consent of certain holders of the Series A Preferred (or an affiliate of such holders) before taking certain actions, including, among other things, purchasing or acquiring any capital stock of the Company, effecting a change of control, or declaring or paying dividends. In addition, among other changes, redemption payments, in the event of a change of control or a qualified IPO, and preemptive rights were eliminated. In addition, on January 25, 2010, the Company also amended and restated the certificate of designation for the Series B Convertible Preferred Stock to, among other changes, eliminate redemption payments in the event of a change of control or a qualified IPO and also eliminate preemptive rights.

Note M — Preferred Stock, Common Stock and Warrants (Continued)

As of December 31, 2009, upon a change of control, as defined, or a qualified IPO, as defined, the holders of both Series A Preferred and Series B Preferred were entitled to be paid out of the assets of the Company an amount per share equal to their respective Liquidation Preference Amount, as defined, in exchange for their preferred shares. As a result, the Series A Preferred and Series B Preferred were classified for accounting purposes as “temporary equity” in the balance sheet at December 31, 2009 as the Company could have been required to redeem the preferred stock for cash. As the preferred stock was not currently redeemable at December 31, 2009, it was being carried at its original issue price, which represents the minimum redemption amount at such date. In January 2010, as a result of the amendments and restatements of the certificates of designation for the convertible preferred stocks described above, the carrying amount of the preferred stock was reclassified to permanent equity.

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

In August 2009, the Company received an informal demand from an existing holder of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock claiming a right to warrants exercisable at $0.0002 per share for approximately 800,000 shares of common stock in satisfaction of the conversion price adjustment with respect to its Series A Convertible Preferred stock in connection with the Company’s issuance of Series B Convertible Preferred Stock.  On October 27, 2010, this potential claim was resolved as the parties entered into a Settlement and Mutual Release pursuant to which the Company made a cash payment of $985,000 which was charged to capital in excess of par value.

On July 12, 2011, in connection with the acquisition of PerfectMatch.com the Company issued as partial consideration 126,925 shares of common stock (see Note I).

On September 7, 2011, in connection with the acquisition of JigoCity the Company issued 1,555,555 shares of common stock and warrants exercisable into 6,436,851 shares of common stock (see Note I).

As of December 31, 2011, outstanding warrants to purchase voting common stock of the Company are as follows:

Expiration Date	Exercise Price	Number of Shares	Number of Shares as Adjusted Based on IPO(1) (2)		Number of Shares Issued on Exercise (4)	Shares Issuable
August 2015	$6.20	476,573	457,843		457,843	-
August 2015	$10.25	25,090	24,104	(4)	-	-
August 2015	$0.0002	243,287	233,726		204,135	29,591
August 2016	$0.0002	441,474	424,120		370,427	53,693
December 2017	$0.0002	4,692,996	5,188,509		4,986,172,	202,337
December 2021 (3)	$5.00-18.00	6,436,851	-		-	6,436,851
		12,316,271	6,328,302		6,018,577	6,722,472

(1)
The number of shares of common stock for which each warrant was exercisable was decreased immediately prior to the closing of the IPO as the Company had issued prior to such IPO fewer than 1,343,997 shares or options pursuant to an equity incentive or benefit plan except for the warrants exercisable at $10.25. The adjustment provision for such warrants was triggered as the Company had issued fewer than 588,890 shares or options pursuant to an equity incentive or benefit plan prior to the closing of the IPO.

Note M — Preferred Stock, Common Stock and Warrants (Continued)

(2)
With respect to warrants to acquire 2,441,989 common shares, in order to maintain the warrant holders’ percentage of fully diluted equity, the number of shares of common stock for which each such warrant was exercisable was increased immediately prior to the closing of the IPO based on the number of shares of common stock into which the Non-Cash Pay Second Lien Notes which were exchanged for Convertible Notes issued to selling stockholders in the acquisition of Various, were convertible based on the IPO price.

(3)	Warrants were issued in connection with the acquisition of JigoCity (see Note I).

(4)
Concurrently with the consummation of the IPO on May 16, 2011, 5,734,918 common shares were issued on exercise of 6,018,577 warrants and warrants to acquire 24,104 common shares at $10.25 per share were terminated.

Note N — Stock Compensation Expense

    On April 3, 2008, the Company’s Board of Directors adopted the 2008 Stock Option Plan (the “Plan”), which was amended and restated and approved by our stockholders on February 1, 2010.  The maximum number of shares for which stock options may be granted under the Plan is 1,343,997 shares, subject to adjustment.  Stock options may be issued to employees, directors and consultants, selected by the compensation committee of the Board of Directors.  Under the terms of the Plan, the options granted will expire no later than 10 years from the date of grant and will vest 20% on the first anniversary of the grant date and 20% on each succeeding four anniversaries of the grant date, provided, however, that an optionee may exercise the vested portion of a stock option only after that date which is 18 months after May 16, 2011 the date of the Company’s IPO.  The exercise price of an option shall be the closing price of the common stock on a national securities exchange on the date immediately preceding the date of grant.  The exercise price per share of any stock option agreement issued prior to May 16, 2011 was set at $10.00 per share, representing the price per share that the Company’s common stock was sold to the public pursuant to the IPO.

     From adoption through December 31, 2010 and for the year ended December 31, 2011, the Company issued agreements to grant options to purchase a total of 777,300 and 1,500 shares of the Company’s common stock, respectively to employees, non-employee directors as well as to one board advisor under the Plan.  Through December 31, 2010, and for the year ended December 31, 2011, options for 225,500 and 38,050 shares, respectively, under such agreements were deemed forfeited.  In addition, on July 7, 2008, the board of directors authorized the execution of agreements covering the grant of options to each of the two former owners of Various at the consummation of an IPO to each purchase 37,500 shares of our common stock pursuant to the Plan.  These options were issued in May, 2011.  The exercise price of these options was the share price offered to the public at the time of the Company’s IPO.

     Upon the successful completion of the IPO on May 16, 2011, compensation cost was accrued for each vesting tranche over the requisite service period commencing on the date the options were granted and ending on the later of the vesting date or 18 months after the date of the IPO.  Accordingly, in the quarter ended June 30, 2011, a cumulative adjustment of approximately $2 million was made to record compensation cost which accrued prior to May 16, 2011, based on the fair value of the options on the IPO date. From the IPO date to December 31, 2011, additional compensation cost was recorded of $1,763,000.

     As of December 31, 2011, there were outstanding options to acquire 590,250 common shares under the Plan having an exercise price of $10 per share and a weighted average remaining contractual life of 6.6 years with a weighted average grant date fair value of $8.38.  Of such options, 343,600 were vested and none were exercisable.  Outstanding stock options had no intrinsic value as of December 31, 2011.  As of December 30, 2011 there was approximately $751,000 of unrecognized compensation cost related to outstanding stock options which will be recognized over a weighted average period of 1.6 years.

The grant date fair value was estimated on the IPO date using the Black-Scholes option pricing model using the following assumptions: dividend yield of 0%; expected volatility of 106%; a risk-free interest rate of 2.31%, and expected life of 6.5 years.  The expected dividend yield is based on the Company’s historical dividend yield.  The expected volatility was based on the average of historical and implied volatilities for a period comparable to the expected life of the options of certain entities considered to be similar to the Company.  The expected life is based on the simplified expected term calculation permitted by the SEC which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on the annual yield on the IPO date of a zero-coupon U.S. Treasury bond the maturity of which equals the option’s expected term.

Note N — Stock Compensation Expense (continued)

On March 23, 2009, the Company’s board of directors approved a 2009 Restricted Stock Plan (the “Restricted Plan”) which became effective upon the consummation of the Company’s IPO.  The aggregate number of shares of restricted stock that may be granted under the plan is limited to one percent of the fully-diluted equity of the Company on the date the IPO was consummated, or 393,875 shares.  The compensation committee of the board of directors is charged with administering the Restricted Plan and all directors, employees and consultants of FriendFinder or of any subsidiary are eligible to receive restricted stock under the Restricted Plan. Restricted stock granted under the Restricted Plan will generally vest on the third anniversary of the grant date, subject to the recipient’s continued service. Restricted shares will also vest prior to the third anniversary of the grant date if the recipient’s employment has been terminated under certain conditions. Upon the termination of a recipient’s employment, unvested shares of restricted stock will be subject to repurchase by the Company at a price of $2.00 per share. Prior to vesting, the restricted shares may not be sold, assigned, transferred or pledged by the recipient. As of December 31, 2011 no restricted shares were granted under the Restricted Plan.

Note O — Income Taxes

FriendFinder and its subsidiaries file a consolidated federal income tax return.

The components of the income tax benefit are as follows (in thousands):
	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$162	$—
State	36	630	—
Foreign	—	—	—
	$36	$792	$—
Deferred:
Federal	$(5,695)	$(1,118)	$(4,688)
State	(813)	(160)	(644)
Foreign	—	—	—
	(6,508)	(1,278)	(5,332)
Total tax benefit	$(6,472)	$(486)	$(5,332)

The domestic and foreign components of pre-tax loss are as follows:
	Year Ended December 31,
	2011	2010	2009

Domestic	$(34,603)	$(43,639)	$(46,548)
Foreign	(3,012)	—	—
Pre-tax loss	$(37,615)	$(43,639)	$(46,548)

Note O — Income Taxes (Continued)

A reconciliation between the benefit computed at the U.S. federal statutory rate on the pre-tax loss to the tax benefit included in the consolidated statements of operations follows (in thousands):
	Year Ended December 31,
	2011	2010	2009
Tax benefit at federal statutory rate (35%)	$13,165	$15,274	$16,292
State taxes, net of federal effect	1,844	1,552	435
Net operating loss for which no tax benefit is recognized	(12,697)	(16,679)	(4,881)
Reduction of valuation allowance from recognition of deferred tax liability charged to additional paid in capital related to beneficial conversion feature on notes	5,660	—	—
Change in fair value of acquisition related contingent consideration	(368)	—	97
Foreign rate differential	(903)	—	—
Write off of deferred tax asset related to United Kingdom VAT liability which was eliminated (see Note I)	—	—	(7,785)
Gain on warrant liability	137	14	960
Non-deductible stock compensation expense	(884)	—	—
Other	518	326	214
Tax benefit	$6,472	$486	$5,332

The components of deferred tax assets and liabilities are as follows (in thousands):
	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$38,828	$27,424
Allowance for doubtful accounts	462	894
Accrued liability related to VAT	11,749	12,264
Accrued loss related to claim in arbitration	—	5,200
Non-qualified stock compensation	484	—
Other	590	590
Gross deferred tax assets	52,113	46,372
Less valuation allowance	(36,017)	(28,627)
Net deferred tax assets	16,096	17,745
Deferred tax liabilities:
Trademarks and domain names not subject to amortization	(22,754)	(23,794)
Intangible assets subject to amortization	(5,710)	(11,654)
Long-term debt	(9,465)	(5,875)
Property and equipment, including software	(921)	(217)
Other	(1,151)	(958)
	(40,001)	(42,498)
Net deferred tax liabilities	$(23,905)	$(24,753)

Note O — Income Taxes (Continued)

Amounts recognized in the consolidated balance sheets consist of (in thousands):

	December 31,
	2011	2010
Deferred tax asset — current	4,405	$5,522
Deferred tax liability — non-current	(28,310)	(30,275)
Net deferred tax liability	(23,905)	$(24,753)

At December 31, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $101.7 million available to offset future taxable income which expire at various dates from 2024 through 2031. The Company’s ability to utilize approximately $9.0 million of such federal carryforwards related to the periods prior to the Company’s exit from Chapter 11 reorganization is limited due to changes in the Company’s ownership, as defined by federal tax regulations. In addition, utilization of the remainder of the carryforwards may be limited upon the occurrence of certain further ownership changes. Realization of the deferred tax assets is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of taxable temporary differences. The taxable temporary difference related to indefinite-lived trademarks and domain names, which have no tax basis, will reverse when such assets are disposed of or impaired. Because such period is not determinable and, based on available evidence, management was unable to determine that realization of the deferred tax assets was more likely than not, the Company has recorded a valuation allowance against a portion of its deferred tax assets at December 31, 2011 and 2010. As of both dates, approximately $4.8 million of the valuation allowance relates to pre-reorganization and acquired C corporation entities’ net operating loss carryforwards. In addition, at December 31, 2011, primarily attributable to the JigoCity acquisition, the Company had net operating loss carryforwards in various foreign jurisdictions of approximately $7.1 million available to offset future taxable income which expire at various dates.  The Company was unable to determine that realization of such net operating loss carryforwards was more likely than not, and so the Company recorded a valuation allowance against these net operating loss carryforwards.

The valuation allowance increased $7.4 million in 2011, $16.7 million in 2010 and $2.3 million in 2009.

The Company has applied the “more-likely-than-not” recognition threshold to all uncertain tax positions which resulted in unrecognized tax benefits in the accompanying financial statements at December 31, 2011, which were not material.

To the extent incurred, the Company classifies interest and penalties accrued on the underpayment of income taxes as interest expense and other expense, respectively.

The Company is no longer subject to federal, state, and local income tax examinations by tax authorities for years ending before 2008. However, to the extent utilized in the future, the Company’s net operating loss carryforwards originating in such years remain subject to examination.

Note P — Segment Information

The Company’s reportable segments consist of Internet and Entertainment. Internet offers features and services that include social networking, online personals, premium content, live interactive videos, social commerce and other services. Entertainment consists of publishing, licensing and studio production and distribution of original pictorial and video content. For the years ended December 31, 2011, 2010 and 2009, respectively, the Entertainment segment recorded revenue of $47,000, $741,000 and $651,000 from advertising services provided to the Internet segment. For the year ended December 31, 2009, the Entertainment segment recorded revenue of $1,560,000 for video and pictorial content provided to the Internet segment. No such content was provided in 2010 or 2011. Certain corporate expenses and interest expense are not allocated to segments. Segment assets include intangible, fixed, and all others identified with each segment. Unallocated corporate assets consist primarily of cash, certain prepaid items related to indebtedness and deferred tax assets not assigned to one of the segments. Information for the Company’s segments is as follows:

Note P — Segment Information (Continued)

	Year Ended December 31,
	2011	2010	2009
Assets:
Internet	$475,578	$506,297	$522,179
Entertainment	16,887	22,399	23,520
Unallocated corporate	899	4,121	6,182
Total	$493,364	$532,817	$551,881
Net revenue from external customers:
Internet	$309,221	$321,605	$306,213
Entertainment	22,115	24,392	21,479
Total	$331,336	$345,997	$327,692
Income from operations:
Internet	$73,985	$76,142	$64,962
Entertainment	(2,314)	1,140	(439)
Total segment income from operations	71,671	77,282	64,523
Unallocated corporate	(9,620)	(5,547)	(6,128)
Total	$62,051	$71,735	$58,395
Amortization of acquired intangibles and software (included in income from operations):
Internet	$16,199	$24,461	$35,454
Entertainment	—	—	—
Unallocated corporate	—	—	—
Total	$16,199	$24,461	$35,454

Depreciation and other amortization (included in income from operations):
Internet	$3,715	$4,527	$4,587
Entertainment	283	177	294
Unallocated corporate	—	—	—
Total	$3,998	$4,704	$4,881
Impairment of intangible assets (included in income from operations):
Internet	$—	$—	$—
Entertainment	2,600	4,660	4,000
Total	$2,600	$4,660	$4,000

Net revenues by service and product is as follows (in thousands):

Note P — Segment Information (Continued)

	Year Ended December 31,
	2011	2010	2009
Internet:
Subscription based service	$226,762	$245,174	$245,015
Pay by usage service	81,554	76,321	60,434
Social Commerce	900	—	—
Advertising	5	110	764
	309,221	321,605	306,213
Entertainment:
Magazine	9,536	10,894	12,218
Video entertainment	10,388	10,892	6,441
Licensing	2,191	2,606	2,820
	22,115	24,392	21,479
Total revenues	$331,336	$345,997	$327,692

The Company derives revenue from international websites and other foreign sources. Revenues by geographical area based on where the customer is located or the subscription originates are as follows (in thousands):
	Year Ended December 31,
	2011	2010	2009
Net revenue:
United States	$180,870	$184,996	$183,631
Europe	93,099	109,058	100,423
Canada	18,733	17,895	16,303
Other	38,634	34,048	27,335
Total	$331,336	$345,997	$327,692

Principally all long-lived assets are located in the United States.

Note Q — Commitments

Future minimum rental commitments for noncancellable operating leases of office space as of December 31, 2011, are as follows (in thousands):
Year	Operating Leases
2012	$2,210
2013	2,255
2014	2,151
2015	1,879
2016	707
Thereafter	1,413
Total	$10,615

Note Q — Commitments (Continued)

The above amounts do not include taxes and property operating costs on certain leases. Rent expense amounted to approximately $2,355,000, $2,127,000, and $2,151,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

On December 17, 2009, the Company agreed to pay compensation to the Company’s Chairman and the Company’s Chief Executive Officer for options granted by such executives to the former owners of Various and to a holder of common and preferred shares on an aggregate of 1,147,964 of the Company’s common shares owned by the executives.  Subject to the consummation of a public or private offering of any equity or debt securities of the Company which occurs after an IPO, each executive is to receive compensation of approximately $2.2 million , equal to 37.5% of the IPO price of $10 times 573,982 representing the number of common shares on which options were granted.  In addition, the Company agreed to pay a consent fee to the two former owners of Various on the same terms and calculated in the same manner as the compensation payable to the Company’s executives as described above or a total of approximately $4.4 million (see Note K(f)). Subject to the trading price of the Company’s stock, as defined, being equal to or greater than 50% of the IPO price, the Company shall pay one-third of the $8.8 million on the first business day of the first full calendar quarter following the consummation of the equity or debt offering referred to above, and one-third of such amount on the first business day of each of the next two calendar quarters.  In the event of a Change in Control Event, as defined, the Company shall pay any remaining unpaid amount.

Note R — Contingencies

(a)
On December 28, 2007, Broadstream Capital Partners, Inc. (“Broadstream”) filed a lawsuit against the Company in the State Superior Court of California, County of Los Angeles, Central District, and the Company subsequently removed the case to the Federal District Court for the Central District of California. The complaint alleged breach of contract, breach of covenant of good faith and fair dealing, breach of fiduciary duty and constructive fraud arising out of a document titled “Non-Disclosure Agreement.” The complaint sought damages in excess of $20 million, plus interest, costs and punitive damages. Broadstream later asserted up to $557 million in damages plus punitive damages. On July 20, 2009, the Company entered into an agreement with Broadstream under which, without admitting liability, the Company agreed to pay Broadstream $3.0 million. Such payments were timely made. The agreement provided that upon the earlier of twelve months after the Company had securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, or eighteen months after the effective date of the agreement, but not later than twelve months following such earlier date, Broadstream must choose either to (i) refile its complaint in Federal District Court provided that it first repay the Company the $3.0 million or (ii) demand arbitration. If Broadstream elected arbitration, the parties agreed that there would be an arbitration award to Broadstream of at least $10 million but not more than $47 million. Giving consideration to the limitation of the arbitration award in relation to damages sought in litigation, management had not concluded that it was probable that Broadstream would demand arbitration.  Accordingly, no loss had been provided for as a result of entering into the agreement.  In December 2010, Broadstream elected arbitration. Accordingly, at December 31, 2010, the Company recognized a loss in connection with the matter of $13.0 million which is included in other non-operating expense, net in the accompanying 2010 consolidated statement of operations. In July 2011, the Company entered into a settlement agreement with Broadstream pursuant to which the arbitration and related litigation and all claims asserted therein were dismissed and the Company agreed to pay Broadstream $15 million of which $8 million was paid in July 2011, $5 million was paid in September 2011 and $2 million was paid in January 2012.  As a result of the settlement, the Company recognized an additional loss of $5 million which is included in other non-operating expense, net in the accompanying 2011 consolidated statement of operations.

(b)
On December 23, 2005, Robert Guccione (“Guccione”) filed an action against the Company and some of its officers, among other defendants, in New York State Court for breach of contract, fraud, unjust enrichment, promissory estoppel, failure to pay severance and conspiracy to defraud. The amount of damages requested in the complaint against the Company is approximately $9.0 million and against the officers is in excess of $10.0 million. Guccione filed an amended complaint on June 5, 2007 to include additional claims relating to ownership of certain United Kingdom, Jersey and Guernsey trademarks and added as a party Penthouse Publications Limited, an entity with no current affiliation with the Company, as party plaintiff. Guccione filed a second amended complaint on December 14, 2007 adding General Media International, Inc. (an entity with no current affiliation with the Company) as party plaintiff and a new claim for inducement to breach of contract. On October 20, 2010, Guccione passed away. In 2011, Guccione’s estate was substituted as the plaintiff. The Company believes it has meritorious defenses to all claims and is vigorously defending the lawsuit.

Note R — Contingencies (Continued)

(c)
On November 28, 2006, Antor Media Corporation (“Antor”) filed a complaint against the Company, its subsidiary, General Media Communications, Inc. (“GMCI”), and several non-affiliated media/entertainment defendants in the U.S. District Court for the Eastern District of Texas, Texarkana Division, for infringement of a Patent titled “Method and Apparatus for Transmitting Information Recorded on Information Storage Means from a Central Server to Subscribers via a High Data Rate Digital Telecommunications Network.” In 2009, the USPTO issued a Final Office Action rejecting all of the plaintiff’s claims and plaintiff appealed. In 2010, the USPTO Board of Patent Appeals entered an order affirming the rejection of Antor’s claims. In May 2011, Antor filed its notice of appeal of the USPTO Board of Patent Appeals Order. The case will remain stayed pending the appeal.

(d)
On or about November 27, 2006, a claimant filed a consumer class action arbitration at Judicial Arbitration and Mediation Services, Inc. (“JAMS”) in San Jose, California, alleging a nationwide class action against Various under a variety of legal theories related to, among other things, representations regarding the number of active users on its internet dating websites, causing the appearance of erroneous member profiles, and a failure to adequately remove or account for alleged erroneous member profiles.  In December 2011, this matter was settled for an immaterial amount and dismissed.

(e)
Effective July 1, 2008, Various registered in the European Union and on July 29, 2008, began separately charging VAT to its customers. For periods prior thereto, Various recorded a liability for VAT and related interest and penalties in connection with revenue from internet services derived from its customers in the various European Union countries. Various reduced its VAT liability for periods prior to July 1, 2008 in the countries where the liability was either paid in full or payments were made pursuant to settlement and payment plans or where determinations were made that payments were not due. Various continues to negotiate settlements of the liabilities or challenge the liability related to VAT for periods prior to July 1, 2008.

(f)
On November 16, 2010, Patent Harbor, LLC filed a complaint for patent infringement against, among others, Penthouse Digital Media Productions Inc. (“PDMP”), in the U.S. District Court for the Eastern District of Texas. The complaint alleged an infringement of a U.S. Patent titled “Apparatus and Method for Assembling Content Addressable Video”. In November 2011, the parties entered into a settlement agreement for an immaterial amount and the case was dismissed.

(g)
On April 13, 2011, Facebook, Inc. (“Facebook”) filed a complaint against the Company and certain of its subsidiaries in the U.S. District Court for the Northern District of California, alleging trademark infringement with regard to the use of the terms “face book of sex.” The complaint contains causes of action for trademark dilution, false designation of origin, trademark infringement, violation of the Anti-Cybersquatting Consumer Protection Act, and for unfair competition. The complaint also seeks a declaratory judgment that Facebook’s use of “friend finder” on its website is a descriptive fair use that does not infringe Various’ trademark rights in the “FRIENDFINDER” mark. The Company filed a counterclaim against Facebook requesting injunctive relief, an accounting of Facebook’s profits, and treble damages for injuries caused by Facebook’s unauthorized use of “Friend Finder” in violation of the Lanham Act, and other federal and state violations.  On February 14, 2012, as part of an amicable global resolution of the lawsuit, the matter was settled. All claims and counterclaims were dismissed on February 15, 2012. The Company will pay an immaterial amount with respect to the settlement.

(h)
On November 11, 2011, a putative shareholder class action was filed in the U.S. District Court for the Southern District of Florida by Greenfield Childrens Partnership, on behalf of investors who purchased the Company’s common stock pursuant to its initial public offering, against the Company, Ladenburg Thalmann & Co., Inc. and Imperial Capital LLC, the underwriters in the initial public offering, and the Company’s directors and certain of the Company’s executive officers. The complaint alleges, among other things, that the initial public offering documents contained certain false and misleading statements and seeks an unspecified amount of compensatory damages. In March 2012, the plaintiffs filed an amended complaint alleging all of the same causes of action and adding additional factual allegations.  The Company believes it has meritorious defenses to all claims and is vigorously defending the lawsuit.

The Company currently is a party to other legal proceedings and claims. While management presently believes that the ultimate outcome of these proceedings, including the ones discussed above, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows, or overall trends in results of operations, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting the Company from selling one or more products or services. Were an unfavorable ruling to occur there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods. Other than as disclosed above, the Company is unable to estimate the possible loss or range of loss which may result from pending legal proceedings or claims.

Note S — Related Party Transactions

In October 2004, the Company entered into a separate management agreement with an entity controlled by the Company’s principal stockholders whereby certain management services are to be performed by these principal stockholders as designated by the board of directors of the Company. The agreement was for a term of five years with an annual fee of $500,000.  In October 2009, the management agreement was amended to extend the term until the consummation of an IPO and the annual fee was increased to $1,000,000 effective November 1, 2010. The term of the amended and restated agreement concluded upon the consummation of the IPO of the Company’s common stock in May 2011. Management fees, which are included in general and administrative expenses, amounted to approximately $369,000, $583,000 and $500,000 for the years ended December 31, 2011, 2010 and 2009 respectively.

The Company has also entered into a lease agreement for rental of office space from a company controlled by the Company’s principal stockholders. The lease, which commenced on January 1, 2005, was for a period of five years and provided for annual rent of approximately $58,000 plus operating expenses. On December 18, 2009, the lease was extended through June 2010 at approximately $5,000 per month. On December 1, 2010, a new lease agreement was entered for a period of five years providing for annual rent of approximately $61,000 with the annual base rent and expenses not to exceed $150,000 per year. Total rent expense under the lease agreements was approximately $150,000, $161,000 and $120,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

In September 2007, the Company entered into consulting agreements with two entities controlled by two of the Company’s stockholders who were former owners of Various. The agreements specify payments of approximately $19,000 per month to each entity. Both agreements were for one year and thereafter renewed automatically each month until either party terminated the agreement. As of October 27, 2010, the agreements were amended so that the Company could not terminate the agreements prior to March 31, 2013. For each of the years ended December 31, 2011, 2010 and 2009, the Company paid an aggregate of approximately $462,000, under such agreements which is included in general and administrative expenses.

See Note K and Q.

Note T — Employee Benefit Plans

FriendFinder has a defined contribution plan that combines an employee deferred compensation 401(k) plan with a profit-sharing plan under which FriendFinder may make contributions solely at its own discretion. Substantially all employees may participate in the plan. FriendFinder did not make any contributions to the plan for the years ended December 31, 2011, 2010 and 2009.

Various has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees which provides for matching contributions by Various, as defined in the plan. Contributions made by Various to the plan for the years ended December 31, 2011, 2010 and 2009 were approximately $793,000, $597,000 and $579,000 respectively.

Note U – Consolidating condensed financial information

The new First Lien Notes, the Cash Pay Second Lien Notes and the Non-Cash Pay Second Lien Notes were co-issued by FriendFinder and its wholly-owned subsidiary INI and guaranteed by their domestic subsidiaries, which are 100% owned directly or indirectly by FriendFinder.  FriendFinder and INI are holding companies and have no independent assets or operations.  The subsidiary guarantees are full and unconditional and joint and several.  Non-guarantor subsidiaries consist of wholly-owned foreign subsidiaries of JigoCity which were acquired in 2011 (see Note I). Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of December 31, 2011 and for the year then ended is as follows (in thousands):

Note U – Consolidating condensed financial information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
	At December 31, 2011
	FriendFinder and INI	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash and restricted cash	$13,559	$20,567		$416	$-	$34,542
Other current assets	69	17,644		2,097	-	19,810
Goodwill	-	328,061		4,232	-	332,293
Other intangible assets, net	-	76,889		2,736	-	79,625
Investment in subsidiaries	498,326	6,960		-	(505,286)	-
Intercompany	(150,978)	-		-	150,978	-
Other non-current assets	12,052	13,098		1,944	-	27,094
Total assets	$373,028	$463,219		$11,425	$(354,308)	$493,364

Current liabilities	20,026	106,332		4,465	-	130,822
Long-term debt	462,274	241		-	-	462,515
Other non-current liabilities	19,012	9,298		-	-	28,310
Total liabilities	501,312	115,871		4,487	-	621,648

Stockholders’ (deficiency) equity	(128,284)	347,348	(a)	6,960	(354,308)	(128,284)
Total liabilities and stockholders’ deficiency	$373,028	$463,219		$11,425	$(354,308)	$493,364
(a) Net of intercompany receivables from FriendFinder of $150,978

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	Year Ended December 31, 2011
	FriendFinder and INI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net revenue	-	$330,436	$900	-	$331,336
Cost of revenue	-	108,063	-	-	108,063
Operating expenses	$9,654	125,023	3,748	-	138,425
Depreciation and amortization	-	19,757	440	-	20,197
Impairment of intangibles	-	2,600	-	-	2,600
(Loss) income from operations	(9,654)	74,993	(3,288)		62,051

Interest expense, net	(85,717)	(272)	-	-	85,989
Other losses and expenses	(11,392)	(2,285)	-	-	13,677
Equity in subsidiaries’ earnings (loss)	69,148	(3,288)	-	(65,860)	-
Pre-tax (loss) income	(37,615)	69,148	(3,288)	(65,860)	(37,615)
Income tax benefit	(6,472)	-	-	-	(6,472)
Net (loss) income	$(31,143)	$69,148	$(3,288)	$(65,860)	$(31,143)

Note U – Consolidating condensed financial information (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	Year Ended December 31, 2011
	FriendFinder and INI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(50,898)	$91,434	$(2,749)	$-	$37,787

Cash flows from investing activities:
Purchases of property and equipment	-	(5,457)	-	-	(5,457)
Cash paid for acquisition	-	(2,030)	-	-	(2,030)
Other	-	(53)	-	-	(53)
Net cash (used in) investing activities	-	(7,540)	-	-	(7,540)

Cash flows from financing activities:
Intercompany cash transfers in (out)	80,665	(83,698)	3,033	-	-
Gross proceeds from sale of common stock voting from initial public offering	50,000	-	-	-	50,000
Payment of underwriter discount and other offering costs in connection with initial public offering	(6,724)	-	-	-	(6,724)
Debt issuance costs	296	-	-	-	296
Repayment and redemption of long- term debt	(85,041)	-	-	-	(85,041)
Net cash provided by (used in) financing activities	39,196	(83,698)	3,033	-	(41,469)

Effect of exchange rate changes on cash:	-	-	1	-	1
Net (decrease) increase in cash	(11,702)	196	284	-	(11,221)
Cash at beginning of period	25,261	9,324	-	-	34,585
Cash at end of period	$13,559	$9,520	$285	$-	$23,364

NOTE V — Subsequent Event

On March 27, 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides that the Consolidated EBITDA minimum requirement (as defined) be reset to provide that for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013. Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million. In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, is payable on March 31, 2012. The Supplemental Indentures also provide that the minimum amount of Qualified Cash (as defined) of the Issuers and their respective Subsidiaries shall not be less than (i) $10 million over a 15 calendar day rolling average period and (ii) $5 million at any time; provided, however, that for a six month period commencing on the date the consent fee is paid, such minimum amount  of Qualified Cash required under this covenant shall be reduced by an amount equal to the consent fee.  The Minimum Consolidated Coverage Ratio, Total Debt Ratio and First Lien Debt Ratio were reset based on the changes to the minimum Consolidated EBITDA requirements set forth above.  The Excess Cash Flow definition was amended to increase the Excess Cash Flow prepayment percentage to 85%, except that the Company may, in its sole discretion, forego applying an amount of up to 5% of Excess Cash Flow to the prepayment percentage provided the Issuers purchase an equivalent amount of notes in the open market prior to the due date of such Excess Cash Flow payment. Such principal repayments from Excess Cash Flow shall be paid in cash equal to 110% of the principal amount repaid, an increase from 102%.  Cash compensation to each employee that is an owner or beneficial holder of 5% of the stock of the Company is limited to $500,000 per year.  The requirement that the Company maintain a debt rating was removed and the cross default provision was amended so that a covenant violation under the 11.5% Non Cash Pay Second Lien Notes due 2014 would not, under certain circumstances, cause a default under the New First Lien Notes or the Cash Pay Second Lien Notes.  Finally, certain other provisions in each of the indentures were modified in the Company’s favor, including restrictions on incurrence of capital leases, open market purchases of the notes by the Company, issuance of stock dividends and asset holdings of foreign subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

ITEM 9B. OTHER INFORMATION

Supplemental Indentures

On March 27, 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides, among other things, that the Consolidated EBITDA minimum requirement (as defined in each indenture) be reset.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, is payable in cash to the holders of the New First Lien Notes and Cash Pay Second Lien Notes on March 31, 2012.  The Supplemental Indentures also amend the minimum amount of Qualified Cash (as defined in each indenture) that FFN and INI and their respective subsidiaries are required to have, reset the Minimum Consolidated Coverage Ratio, Total Debt Ratio and First Lien Debt Ratio (as defined in each indenture) based on the changes to the minimum Consolidated EBITDA requirements, amend the Excess Cash Flow definition and limit cash compensation to each employee that is an owner or beneficial holder of 5% of the stock of the Company to $500,000 per year.  The limit on cash compensation will apply to Messrs. Bell and Staton.  Additionally, the requirement that the Company maintain a debt rating was removed and the cross default provision was amended so that a covenant violation under the 11.5% Non-Cash Pay Second Lien Notes due 2014 would not, under certain circumstances, cause a default under the New First Lien Notes or the Cash Pay Second Lien Notes.  Finally, certain other provisions in each of the indentures were modified in the Company’s favor, including restrictions on incurrence of capital leases, open market purchases of the notes by the Company, issuance of stock dividends and asset holdings of foreign subsidiaries.  For more information, see Note V to the Company's Audited Financial Statements as of December 31, 2011 and 2010 and the years ended December 31, 2011, 2010 and 2009.

Increase in Size of Board and Appointment of Directors

On March 29, 2012, our Board of Directors expanded the size of the Board to ten members and appointed Donald A. Johnson, Steven Rattner and Kai Shing Tao to the three vacancies created by the expansion of the Board.  Messrs. Johnson, Rattner and Tao will serve as directors for a term expiring at the 2012 Annual Meeting of Stockholders, at which time their continued Board service will be subject to renomination and stockholder approval.  They are expected to be named to a Board Committee upon conclusion of the 2012 Annual Meeting of Stockholders.

The appointment of each of Messrs. Johnson, Rattner and Tao was not pursuant to any arrangement or understanding between either of them and any other person.  In addition, Messrs. Johnson, Rattner or Tao are not a party to any related person transaction, or any proposed related person transactions, required to be disclosed under Item 404(a) of Regulation S-K.

As members of the Board, Messrs. Johnson, Rattner and Tao will receive cash compensation in accordance with the Company's previously disclosed compensation programs for non-employee directors.  Accordingly, they will each receive a fee of $7,500 per quarter, a fee of $750 per quarter for service on a board committee, and a fee of $500 per quarter for service as a committee chairperson.  They will also be reimbursed for reasonable travel and related expenses incurred in connection with attendance at board and committee meetings. As determined by the Compensation Committee on March 26, 2012, Messrs. Johnson, Rattner and Tao will receive equity compensation in the form of 2,000 options on April 3, 2012 and an additional 8,000 options subsequent to our 2012 annual meeting of stockholders if our 2012 Stock Incentive Plan is approved, consistent with the new equity compensation program for non-employee directors adopted by the Compensation Committee on March 26, 2012, pursuant to which non-employee directors will receive 10,000 options annually and are eligible to receive stock options under our 2008 Stock Option Plan and our 2012 Stock Incentive Plan, if approved by stockholders, as may be determined by the Board in the future.

Appointment of President

On March 29, 2012, our Board of Directors approved the appointment of Anthony Previte, our Chief Operating Officer, to the additional role of President, effective March 30, 2012.  Anthony Previte, who is 47 years old, has served as our Chief Operating Officer since February 2008.  Prior to joining us from March 2003 to January 2008, Mr. Previte was Managing Member of Starsmith LLC, a financial business consulting and outsourcing services company that provided consulting services to us from December 2006 until December 2007.  Prior to his service at Starsmith LLC from October 1998 to March 2003, Mr. Previte was with Globix Corporation where he served as Chief Technology Officer and Chief Operating Officer.  The appointment of Mr. Previte as President was not pursuant to any arrangement or understanding between Mr. Previte and any other person.  There are no family relationships between Mr. Previte and any of our directors and executive officers.  We have not entered into any related person transactions with Mr. Previte that would require disclosure under Item 404(a) of Regulation S-K.

Management currently anticipates that the Board will also appoint Mr. Previte Chief Executive Officer, in addition to his role as President, on or about July 1, 2012, and Marc H. Bell will remain Chief Executive Officer until such date.  It is anticipated that upon the appointment of Mr. Previte as Chief Executive Officer, Mr. Bell will continue to devote a substantial portion of his time to the Company as Co-Chairman and Chief Strategy Officer.  We are in the process of reviewing and amending their employment agreements, taking into account the officers’ new positions.

Amendment to the Bylaws

In connection with the appointment of Mr. Previte as President, on March 29, 2012, the Board approved Amended and Restated Bylaws in order to differentiate the positions of the President and Chief Executive Officer and make other clarifying revisions to Article IV, Executive and other Officers.  Our Amended and Restated Bylaws, as approved by the Board, are effective immediately.

Cost reduction activities

Beginning in the first quarter of 2012 as previously announced on January 25, 2012, we have taken steps to reduce our operating cost structure in an effort to improve profitability and increase shareholder value.  These cost reduction initiatives included consolidation of our offices globally into fewer locations, including reductions in workforce across multiple locations.  These cost reduction initiatives also include significant overhead reductions in our recently acquired JigoCity social commerce business unit including suspension of operations in all countries, except Taiwan.  If we determine material charges will be incurred under generally accepted accounting principles in the future as a result of our cost reduction activities, we will disclose such determination in a subsequent periodic report or current report.

2012 Cash Bonus Plan

On March 26, 2012, the Compensation Committee approved the 2012 cash bonus plan for Messrs. Bell, Staton, Shashoua and Previte (the "Cash Bonus Plan").  Pursuant to the Cash Bonus Plan, the Committee approved that the Company's achievement of certain Adjusted EBITDA targets in 2012 will be the basis for a cash bonus under the Cash Bonus Plan.  Pursuant to the Cash Bonus Plan, none of these executive officers may receive more than 100% of their annual salary as a cash bonus on the basis of the Company's achievement of the Adjusted EBITDA targets.  Additionally, the Compensation Committee approved that under the Cash Bonus Plan, a discretionary bonus may be awarded to these executive officers if a successful refinancing of the Company's indebtedness occurs during 2012.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to FriendFinder's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to FriendFinder's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to FriendFinder's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to FriendFinder’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to FriendFinder's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.           Financial Statements: The Consolidated Financial Statements of FriendFinder are set forth in Part II, Item 8 of this Form 10-K.

2.           Financial Statement Schedules:

FRIENDFINDER NETWORKS INC. YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions		Balance at End of Period
Description
Year Ended December 31, 2009:
Allowance for doubtful accounts	$2,510	$249	$—		$607	(a)	$2,152
Deferred tax asset valuation allowance	9,624	4,881	—		2,557	(b)	11,948
Year Ended December 31, 2010:
Allowance for doubtful accounts	2,152	839	—		755	(a)	2,236
Deferred tax asset valuation allowance	11,948	16,679	—		—		28,627
Year Ended December 31, 2011:
Allowance for doubtful accounts	2,236	176	—		1,257	(a)	1,155
Deferred tax asset valuation allowance	28,627	12,697	353	(d)	5,660	(c)	36,017
__________________
Notes:
(a)	Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing the allowance for doubtful accounts.
(b)	Reduction of the valuation allowance and corresponding increase in deferred tax liability due to elimination of United Kingdom VAT liability.
(c)
Reduction of the valuation allowance and corresponding credit to income tax benefit from recognition of deferred tax liability charged to additional paid related to benefical conversion feature on notes.

(d)	Valuation allowance recorded at date of acquisition of JigoCity related to its net deferred tax assets at such date.

3.           Exhibits:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of September 7, 2011, by and among FriendFinder Networks Inc., JGC Holdings Limited, BDM Global Ventures Limited, Global Investment Ventures LLC and Anthony R. Bobulinski(1)

3.1	Amended and Restated Articles of Incorporation of FriendFinder Networks Inc., which became effective on January 25, 2010(2)
3.2	Amended and Restated Bylaws of FriendFinder Networks Inc.*
4.1	Specimen of Common Stock Certificate(3)

4.13	Registration Rights Agreement dated December 6, 2007 (Warrants)(3)
4.14	Amendment to Registration Rights Agreement (Warrants) dated October 8, 2009(3)
4.20	Intercreditor and Subordination Agreement, dated as of October 27, 2010, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, N.A. as Trustee.(3)
4.21	Second Lien Intercreditor Agreement, dated as of October 27, 2010, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, N.A. as Trustee.(3)
4.35	Form of 14% Senior Secured Note, Series A, Due 2013 (filed with Exhibit 4.66)
4.36	Form of 14% Senior Secured Note, Series B, Due 2013 (filed with Exhibit 4.66)
4.37	Form of Cash Pay Secured Note, Series A, Due 2013 (filed with Exhibit 4.68)
4.38	Form of Cash Pay Secured Note, Series B, Due 2013 (filed with Exhibit 4.68)
4.39	Agreement re: Limitation on Ability to Acquire Common Stock by and between FriendFinder Networks Inc. and Beach Point Capital Management LP dated October 8, 2009(3)
4.40	Form of Amendment to Warrants executed in connection with Agreement re: Limitation on Ability to Acquire Common Stock(3)
4.65
Binding Term Sheet by and among FriendFinder Networks Inc., Interactive Network, Inc., Andrew B. Conru Trust Agreement, Mapstead Trust, created on April 16, 2002, Andrew B Conru, Lars Mapstead, Daniel Staton and Marc H. Bell, dated October 8, 2009(3)

4.66
Indenture, dated as of October 27, 2010, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, N.A. as Trustee relating to the 14% Senior Secured Notes due 2013(3)

4.67
Indenture, dated as of October 27, 2010, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, N.A. as Trustee relating to the 11.5% Convertible Non-Cash Pay Secured Notes due 2014(3)

4.68
Indenture, dated as of October 27, 2010, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, N.A. as Trustee relating to the 14% Cash Pay Secured Notes due 2013(3)

4.69	Security and Pledge Agreement(3)
4.70	Second Lien Cash Pay Security and Pledge Agreement(3)
4.71	Form of Non-Cash Pay Secured Note, Series A, Due 2014 (filed with Exhibit 4.67)
4.72	Form of Non-Cash Pay Secured Note, Series B, Due 2014 (filed with Exhibit 4.67)
4.73
Supplemental Indenture, dated as of March 27, 2012, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, N.A. as Trustee relating to the 14% Senior Secured Notes due 2013*

4.74
Supplemental Indenture, dated as of March 27, 2012, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, N.A. as Trustee relating to the 14% Cash Pay Secured Notes due 2013*

10.1	Form of Indemnification Agreement between FriendFinder Networks Inc. and its Directors and Officers(3)
10.2	Amended and Restated Management Agreement, dated as of November 1, 2010, by and between the Company and Bell & Staton, Inc.(3)
10.3	Form of Employment Agreement by and between FriendFinder Networks Inc. and Daniel C. Staton, effective upon closing of the Initial Public Offering(3)
10.4	Form of Employment Agreement by and between FriendFinder Networks Inc. and Marc H. Bell, effective upon closing of the Initial Public Offering(3)
10.14	Independent Contractor Agreement dated September 21, 2007, by and between Hinok Media Inc. and Various, Inc.(3)
10.15	Amendment to Independent Contractor Agreement dated May 12, 2008, by and between Hinok Media Inc. and Various, Inc.(3)
10.16	Amendment No. 2 to Independent Contractor Agreement, Assignment and Limited Waiver dated October 8, 2009, by and between Hinok Media Inc., YouMu, Inc. and Various Inc.(3)
10.17	Amendment to Letter Agreement Dated October 8, 2009 by and among the Company, Andrew B. Conru Trust Agreement, Mapstead Trust and Messrs. Conru, Mapstead, Bell and Staton(3)
10.18	Letter Agreement relating to confirmation of certain consent and exchange fees, by and between the Company and Andrew B. Conru Trust Agreement dated October 27, 2010(3)
10.19	Letter Agreement relating to confirmation of certain consent and exchange fees, by and between the Company and Mapstead Trust dated October 27, 2010(3)
10.21	Employee Proprietary Information Agreement dated September 21, 2007, by and between Andrew B. Conru and Various, Inc.(3)
10.22	Independent Contractor Agreement dated September 21, 2007, by and between Legendary Technology Inc. and Various, Inc.(3)
10.23	Amendment No. 1 to Independent Contractor Agreement dated October 8, 2009, by and between Legendary Technology Inc. and Various, Inc.(3)
10.24	Employee Proprietary Information Agreement dated September 21, 2007, by and between Lars Mapstead and Various, Inc.(3)

10.28	Second Amended and Restated Employment Offer Letter, Dated April 1, 2010, by and between the Company and Ezra Shoshana(3)
10.29	Form of Employment Agreement, dated as of March 14, 2011, by and between FriendFinder Networks Inc. and Anthony Previte(3)
10.30	Employment Agreement, effective as of January 1, 2011, by and between the Company and Robert Brackett(3)
10.33	Employee Proprietary Information Agreement dated November 9, 2007, by and between Various, Inc. and Robert Brackett(3)
10.35	Fourth Amendment to Lease, Dated November 1, 2010, by and between 6800 Broken Sound LLC and FriendFinder Networks Inc.(3)
10.36	Lease dated May 6, 2008 by and between 20 Broad Company LLC and Penthouse Media Group Inc.(3)
10.37	Lease dated April 24, 2009 by and between NBP Partners I, LLC and Streamray Studios, Inc.(3)
10.43	Lease dated May 9, 2008, between Batton Associates, LLC, Lessor and Various, Inc., Lessee(3)
10.44	Commercial Lease Agreement dated December 14, 2009 by and between Escondido Partners II, LLC and Steamray Inc.(3)
10.45	Amended and Restated FriendFinder Networks Inc. 2008 Stock Option Plan(3)
10.46	Form of FriendFinder Networks Inc. Stock Option Agreement for Employees(3)
10.47	Form of FriendFinder Networks Inc. Stock Option Agreement Non-ISO(3)
10.48	Form of FriendFinder Networks Inc. Stock Option Agreement for Directors(3)
10.49	Form of FriendFinder Networks Inc. Stock Option Agreement for Consultants(3)
10.50	Form of FriendFinder Networks Inc. Stock Option Agreement for Board Consultants(3)
10.51	FriendFinder Networks Inc. 2009 Restricted Stock Plan(3)
10.52	Form of FriendFinder Networks Inc. 2009 Restricted Stock Plan Restricted Stock Grant Agreement(3)
10.53	Agreement, dated as of December 17, 2009, by and between Daniel C. Staton and FriendFinder Networks Inc.(3)
10.54	Agreement, dated as of December 17, 2009, by and between Marc H. Bell and FriendFinder Networks Inc.(3)
10.55	Agreement, dated as of December 17, 2009, by and between Andrew B. Conru Trust Agreement and FriendFinder Networks Inc.(3)
10.56	Agreement, dated as of December 17, 2009, by and between Mapstead Trust, created on April 16, 2002 and FriendFinder Networks Inc.(3)
10.57	Equity Put Agreement, dated as of September 7, 2011, by and among FriendFinder Networks Inc., the Shareholders and Anthony R. Bobulinski, in his capacity as the Shareholders' representative.(1)
10.58	Registration Rights Agreement, dated as of September 7, 2011, by and among FriendFinder Networks Inc., Global Investment Ventures LLC and Anthony R. Bobulinski(1)
10.59	Employment Agreement, dated as of November 18, 2011, between FriendFinder Networks Inc., Various, Inc. and Ezra Shashoua.(4)
21.1	List of Subsidiaries *
23.1	Consent of EisnerAmper LLP *
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Dcocument#

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

*	Filed herewith.

(1)	Incorporated by reference to Exhibits 2.1, 10.1 and 10.2 filed with the Form 8-K on September 12, 2011.
(2)	Incorporated by reference to Exhibit 3.4 filed with the Form S-1(File No. 333-156414) or any of the amendments filed thereto.
(3)	Incorporated by reference to the exhibit with the corresponding number filed with the Form S-1 (File No. 333-156414) or any of the amendments filed thereto.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Form 8-K on November 22, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29 , 2012	FRIENDFINDER NETWORKS INC.
/s/ Marc H. Bell
Marc H. Bell
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Marc H. Bell	Chief Executive Officer, President & Director	March 29, 2012
Marc H. Bell	(Principal Executive Officer)
/s/ Ezra Shashoua	Chief Financial Officer	March 29, 2012
Ezra Shashoua	(Principal Financial & Accounting Officer)
/s/ Daniel C. Staton	Chairman of the Board	March 29, 2012
Daniel C. Staton

	Director	March , 2012
Barry W. Florescue

/s/ Robert B. Bell	Director	March 29, 2012
Robert B. Bell

/s/ James LaChance	Director	March 29, 2012
James LaChance

/s/ Jason Smith	Director	March 29, 2012
Jason Smith

/s/ Toby E. Lazarus	Director	March 29, 2012
Toby E. Lazarus