Form 10-Q
period 2012-03-31
FriendFinder Networks Inc.
filed 2012-05-14
CIK 1451951

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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
Non-accelerated filer ☐(Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of May 11, 2012, there were 31,830,481 shares of Common Stock, $0.001 par value, issued and outstanding.

FRIENDFINDER NETWORKS INC.
FORM 10-Q REPORT

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS	1
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44
ITEM 4: CONTROLS AND PROCEDURES	44

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	46
Item 1A. RISK FACTORS	46
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46
Item 3. DEFAULTS UPON SENIOR SECURITIES	46
Item 4. MINE SAFETY DISCLOSURES	46
Item 5. OTHER INFORMATION	46
Item 6. EXHIBITS	47

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$14,586	$23,364
Restricted cash	12,063	11,177
Accounts receivable, less allowance for doubtful accounts of $1,217 and $1,155, respectively	9,416	8,939
Inventories	669	822
Prepaid expenses	4,755	5,645
Deferred tax asset	4,405	4,405
Total current assets	45,894	54,352
Film costs, net	4,077	4,105
Property and equipment, net	8,087	7,830
Goodwill	329,095	332,292
Domain names	56,111	56,093
Trademarks	6,613	6,613
Other intangible assets, net	11,063	16,920
Unamortized debt costs	12,264	11,754
Other assets	2,145	3,405
	$475,349	$493,364
LIABILITIES
Current liabilities:
Current installment of long-term debt, net of unamortized discount of $155 and $260, respectively	$3,300	$8,270
Accounts payable	8,994	11,324
Accrued expenses and other liabilities	77,879	68,930
Deferred revenue	42,541	42,299
Current liabilities from discontinued operations	874	−
Total current liabilities	133,588	130,823
Deferred tax liability	28,310	28,310
Long-term debt, net of unamortized discount of $31,158 and $34,170, respectively	463,071	462,515
Total liabilities	624,969	621,648
Contingencies (Note 17 )

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value — authorized 22,500,000 shares, none issued and outstanding
Common stock, $0.001 par value — authorized 125,000,000 issued and outstanding 31,455,481 shares at March 31, 2012 and 31,219,644 shares at December 31, 2011	31	31
Capital in excess of par value	133,956	133,734
Accumulated deficit	(283,286)	(261,764)
Accumulated other comprehensive loss	(321)	(285)
Total stockholders’ deficiency	(149,620)	(128,284)
	$475,349	$493,364

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
 (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net revenue:
Service	$75,924		$78,655
Product	5,160		4,865
Total	81,084		83,520
Cost of revenue:
Service	28,576		23,098
Product	4,049		3,663
Total	32,625		26,761
Gross profit	48,459		56,759
Operating expenses:
Product development	4,346		3,907
Selling and marketing	9,321		7,341
General and administrative	22,397		20,691
Amortization of acquired intangibles and software	3,780		3,923
Depreciation and other amortization	767		1,222
Total operating expenses	40,611		37,084
Income from operations	7,848		19,675
Interest expense	(20,889)		(21,950)
Other finance expenses	(500)		-
Interest related to VAT liability not charged to customers	(372)		(500)
Foreign exchange (loss), principally related to VAT liability not charged to customers	(882)		(2,236)
Gain on liability related to warrants	−		272
Change in fair value of acquisition related contingent consideration	1,382		−
Other non-operating (expense) income net	(12)		1,082
Loss from continuing operations before income tax expense	(13,425)		(3,657)
Income tax expense	-		(24)
Loss from continuing operations	$(13,425)		$(3,681)
Loss from discontinued operations	(8,097)		−
Net Loss	$(21,522)		$(3,681)
Loss per common share — basic and diluted:
Continuing Operations	$(0.43)		$(0.27)
Discontinued Operations	$(0.25)	$	−
Net Loss	$(0.68)		$(0.27)
Weighted average shares outstanding — basic and diluted	31,509		13,735

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net Loss	$(21,522)	$(3,681)
Other comprehensive loss:
Foreign currency translation adjustment	(36)	−
Comprehensive loss	$(21,558)	$(3,681)

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
 (UNAUDITED)

	Common Stock		Capital in Excess of Par	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Value	Deficit	Loss	Total
Balance at January 1, 2012	31,219,644	$31	$133,734	$(261,764)	$(285)	$(128,284)
Exercise of warrants	235,837	-
Stock option compensation			222			222,000
Net Loss				(21,522)		(21,522)
Foreign currency translation adjustment					(36)	(36)
Balance at March 31, 2012	31,455,481	31	$133,956	(283,286)	(321)	(149,620)

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	(21,522)	$(3,681)
Adjustment to reconcile net loss to net cash provided by operating activities - continuing operations:
Loss from discontinued operations	8,097	−
Amortization of acquired intangibles and software	3,780	3,923
Depreciation and other amortization	767	1,222
Amortization of film costs	795	756
Non-cash interest, including amortization of discount and debt costs	12,281	10,777
Provision for doubtful accounts	59	44
Change in fair value of acquisition related contingent consideration	(1,382)	−
Gain on warrant liability	−	(272)
Stock option compensation expense	222	−
Debt costs	(2,312)	−
Other	204	194
Changes in operating assets and liabilities:
Restricted cash	(1,016)	(5,581)
Accounts receivable	(536)	424
Inventories	153	126
Prepaid expenses	(252)	238
Film costs	(767)	(599)
Deferred offering costs	6	(215)
Other assets	−	(131)
Accounts payable	(353)	(1,480)
Accrued expenses and other liabilities	3,931	3,738
Deferred revenue	242	64
Net cash provided by continuing operations	2,397	9,547
Net cash used in discontinued operations	(1,779)	−
Net cash provided by operating activities	618	9,547
Cash flows from investing activities:
Purchases of property and equipment	(1,848)	(1,754)
Other	(18)	(7)
Net cash used in investing activities	(1,866)	(1,761)
Cash flows from financing activities:
Recovery of debt issuance costs	−	295
Repayment of long-term debt	(7,530)	(14,753)
Net cash used in financing activities	(7,530)	(14,458)
Effect of exchange rate changes on cash	−	−
Net decrease in cash	(8,778)	(6,672)
Cash at beginning of period	23,364	34,585
Cash at end of period	$14,586	$27,913
Supplemental disclosures of cash flow information:
Cash Paid for:
Interest	8,451	11,172

See notes to condensed consolidated financial statements

FriendFinder Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Description of Business

 FriendFinder Networks Inc. (“FriendFinder”), together with Various, Inc and its other wholly-owned subsidiaries (hereinafter referred to as the “Company”), is an internet and technology company providing services in the social networking and web-based video sharing markets.  The business consists of creating and operating technology platforms which run several websites throughout the world appealing to users of diverse cultures and interest groups including the social commerce market offering members high quality deals through a suite of websites.  The Company is also engaged in entertainment activities consisting of publishing, licensing and studio production and distribution.  The Company publishes PENTHOUSE and other adult-oriented magazines and digests.  Additionally, the Company licenses the PENTHOUSE name for international publication of adult magazines and for use on various products and provides various adult-oriented multimedia entertainment products and services, including content for DVD and pay-per-view programming.

2.           Interim Financial Statements

The consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on the Quarterly Report on Form 10-Q.  The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K.

The Company’s management is responsible for this interim financial information.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company's financial position as of March 31, 2012 and the results of its operations and cash flows for the three months ended March 31, 2012 and 2011.  Interim results may not be indicative of the results that may be expected for the year.

3.           Liquidity

On October 27, 2010, the Company completed a debt restructuring which consolidated substantially all of its debt into three tranches with maturities on September 30 2013 and on April 30, 2014. On May 16, 2011, the Company completed its IPO and issued 5,000,000 shares of common stock resulting in $43.5 million of net proceeds.  On May 19, 2011, the Company redeemed $39,541,000 principal amount of long-term notes from the net proceeds of the IPO at 110% of principal.

As described in Note 9(e), in March 2012, the Company modified the indentures governing the First Lien Notes and Cash-Pay Second Lien Notes to, among other changes, provide for a reset of the Company’s Consolidated EBITDA minimum requirement (as defined) to be achieved over a period of four consecutive fiscal quarters, require the Company to maintain a certain level of Qualified Cash (as defined) over certain calendar periods, amend the Excess Cash Flow calculation to provide for 85% of Excess Cash Flow (as defined) be applied quarterly as a prepayment against the notes at 110% of principal and state that certain covenant violations under the Non-Cash Pay Second Lien Notes would not cause a default under the First Lien Notes or the Cash Pay Second Lien Notes.  As of March 31, 2012, the Company was not in compliance with certain covenants contained in the indenture governing the Non-Cash Pay Second Lien Notes. On May 11, 2012, the trustee of the Non-Cash Pay Second Lien Notes and the required holders thereof waived compliance with these covenants.  However, neither the trustee of the Non-Cash Pay Second Lien indenture nor the holders of the Non-Cash Pay Second Lien Notes may accelerate such Notes or take any other enforcement action until the First Lien Notes are paid in full.  Accordingly, the Company’s debt obligations are classified long-term in the accompanying consolidated balance sheet at March 31, 2012.

4.           new accounting pronouncements

In September 2011, the Financial Accounting Standards Board issued new authoritative accounting guidance which will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance effective January 1, 2012 without impact to its financial statements.

FriendFinder Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.           new accounting pronouncements (Continued)

In June 2011, the FASB issued authoritative guidance that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The update also eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted.  The Company adopted this guidance effective January 1, 2012.

5.           Fair Value of Financial Instruments

The fair value hierarchy, established under authoritative accounting guidance, ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

·	Level 1 – Quoted prices in active markets for identical assets or liabilities.

·	Level 2 – Inputs other than quoted prices in active markets, which are directly or indirectly observable for the asset or liability.

·	Level 3 – Unobservable inputs for the asset or liability where there is little or no market data, which requires the reporting entity to develop its own assumptions.

The carrying amounts of receivables and payables approximate their fair values due to the short-term nature of these financial instruments.  As of March 31, 2012, the acquisition related contingent consideration liability was carried at fair value based on unobservable inputs (level 3) (see Note 7). As of March 31, 2012, the carrying value of long-term debt was $466.4 million compared to its estimated fair value of $292.7 million. As of December 31, 2011, the carrying value of long-term debt was $470.9 million compared to its estimated fair value of $380.8 million.  The fair value of First Lien Notes of $188.0 million (2012) and $209 million (2011) is based on quoted market prices (level 1), the fair value of the Cash-Pay Second Lien Notes of $6.5 million (2012) and $7.3 million (2011) for which no market activity exists is based on a discount to the quoted price of the First Lien Notes (level 3) and the fair value of Non-Cash Pay Second Lien Notes of $98.2 million (2012) and $164.5 million (2011) for which trading is inactive is based on third party pricing information (level 2).

6.           Per Share Data

Basic and diluted net loss per common share is based on the weighted average number of shares of outstanding common stock (excluding nonvested shares) and Series B common stock including shares underlying common stock purchase warrants which are exercisable at the nominal price of $0.0002 per share.  Inasmuch as the Series B common stock, all the outstanding shares of which were exchanged for common stock in 2011, participated in any dividends and shared in the net loss on a pro rata basis with the common stock based on the total number of common shares outstanding, the net loss per common share, basic and diluted, as presented in the Company’s statements of operations is consistent with the two-class method.

Weighted average shares outstanding — basic and diluted is comprised of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Common Stock	31,399	6,518
Series B common stock	−	1,840
Common stock purchase warrants	110	5,377
	31,509	13,735

In computing diluted loss per share, no effect has been given to the common shares issuable at the end of the period upon conversion, exercise or vesting of the following anti-dilutive securities that could potentially dilute basic earnings per share in future periods (in thousands):

FriendFinder Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.           Per Share Data (continued)

	Three Months Ended March 31,
	2012	2011
Series A Convertible Preferred Stock (a)	−	2,000
Series B Convertible Preferred Stock (a)	−	8,445
Warrants	6,437	502
Convertible Non Cash Pay Second Lien Notes	8,311	−
Non-vested restricted shares	375	−
Employee stock options	1,116	−
Total common shares issuable	16,239	10,947
(a) Converted into common stock in 2011

For the three months ended March 31, 2012, the above table of anti- dilutive securities includes 6,436,851 warrants exercisable into shares of common stock granted in connection with the acquisition of JigoCity (See Note 7) and 8,310,763 shares of common stock issuable on conversion of Non-Cash Pay Second Lien Notes, and 1,115,500 shares of common stock underlying outstanding stock options granted under the 2008 Stock Option Plan, as such notes became convertible and the stock options were considered granted for accounting purposes with consummation of the IPO in May 2011.

7.           Acquisition of Jigocity and Related Contingent Consideration

On September 7, 2011, pursuant to a merger agreement, a newly-formed wholly-owned subsidiary of FriendFinder acquired the assets and assumed the liabilities of BDM Global Ventures Limited (“BDM”), a British Virgin Islands ("BVI") limited company formed in July 2010, which, through wholly-owned BVI limited companies and their foreign subsidiaries, owns and operates JigoCity, a global social commerce organization committed to providing members, through a suite of websites, with high quality daily deals that are relevant to their individual lifestyles.  BDM and its subsidiaries are hereafter referred to as JigoCity.  Concurrently with entering into the merger agreement, FriendFinder entered into an equity put agreement with the former shareholders of JigoCity pursuant to which such shareholders have the option to sell all of their shares of common stock and warrants received as consideration in the merger back to FriendFinder in exchange for the return of 70% of the equity in JigoCity if the volume-weighted average price of FriendFinder’s common stock fails to equal or exceed $12.00 per share during any 10 trading day period between the closing date of the merger and the later of June 30, 2014 and the date upon which FriendFinder current indentures are fully discharged, or if an "indenture modification" is made, as defined under the equity put agreement, the later of June 30, 2014 and the date that the indenture modification takes place.  Additionally, pursuant to the equity put agreement, if the shareholders exercise the put right, FriendFinder has a right to pay them in common stock and/or cash, having a combined value as of the later of the above dates equal to the product of (i) 2,209,414 shares of common stock (subject to dilutive adjustment) and (ii) the difference between the highest 10 day volume-weighted average price attained by FriendFinder common stock during such period and $12.00, in which case the put right terminates.

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The liability was initially measured as the present value of the put option determined based on estimated future trading prices of FriendFinder's common stock between September 7, 2011 and June 30, 2014 and on the estimated future equity value of JigoCity during such period calculated on multiple scenarios using a Monte Carlo simulation methodology.  The fair value measurement of the acquisition-related contingent consideration is based on unobservable inputs that are supported by little or no market activity and reflect FriendFinder’s own assumptions.  Key assumptions include expected volatility in both the value of JigoCity and in FriendFinder’s common stock during the above period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date, as re-measured on each balance sheet, will be recognized in earnings until the liability is eliminated or settled.  Changes in the carrying value of the liability (included in accrued expenses and other liabilities) during the three months ended March 31, 2012 follows (in thousands):

Balance at beginning of period	1,400
Reduction in fair value (a)	(1,382)
Balance at close of period	$18
(a) Caused primarily by the closing during the period of JigoCity operations in all countries other than Taiwan (see Note 12)

FriendFinder Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.           VAT Liabilities

Effective July 1, 2003, as a result of a change in the law in the European Union, Various Inc., was required to collect VAT from customers in connection with their use of internet services in the European Union provided by Various and remit the VAT to the taxing authorities in the various European Union countries.  As Various did not separately charge its customers for, or remit, the VAT, a liability has been recorded at the date of acquisition in October 2004 to reflect the estimated VAT which should have been collected and remitted on Various’ revenue derived from the various European Union countries since July 1, 2003 or other local implementation date.  In addition, a liability has been recorded at the date of acquisition for interest and penalties related to the unremitted VAT and failure to file tax returns.  Effective July 2008, the Company registered with the European Union and on July 29, 2008 began separately charging VAT to its customers.  The aggregate liability included in accrued expenses and other liabilities, which is denominated in Euros, amounted to $40,831,000 and $41,011,000 at March 31, 2012 and December 31, 2011, respectively, and includes VAT ($19,231,000 and $20,294,000), interest ($13,361,000 and $12,696,000) and penalties ($8,239,000 and $8,020,000).  The consolidated statements of operations for the three months ended March 31, 2012 and 2011 respectively, include foreign currency transaction loss of $882,000 and  $2,236,000 related to the liability, and interest related to VAT of $372,000, and $500,000, respectively.  As of March 31, 2012 the Company has reached settlement with the taxing authority of certain European Union countries related to VAT for periods prior to July 1, 2008 and has not yet reached settlement or has reached partial settlement, with the taxing authority in the following European Union countries: Cyprus, Germany, Italy, Luxembourg, Netherlands, Portugal and Sweden.  The liability as of March 31, 2012 includes $17,319,000 of VAT liability for countries that we have reached settlements with, including a gain of $11,480,000  which we are deferring until we have completed all the terms and conditions of each country’s settlements. Settlements have not been reached for the $21,127,000 balance of the VAT liability. In addition, the Company has $2,385,000 in VAT liability related to current VAT charged to customers. On October 8, 2009, the Company agreed that if the costs of eliminating the pre-acquisition VAT liabilities are less than $29 million, then the principal of the Subordinated Convertible Notes issued to the former owners of Various would be increased for the unused portion of the $29 million plus interest on such difference.

Gain on settlement of VAT liabilities will be recognized upon the Company satisfying the conditions of the settlement and to the extent the aggregate carrying amount of settled VAT liabilities exceeds the agreed settlement amounts and the then potential maximum increase in the principal of the Subordinated Convertible Notes.  In October 2010, the Subordinated Convertible Notes were exchanged for Non-Cash Pay Second Lien Notes and in connection therewith, the Company agreed that the principal increase would apply to the Non-Cash Pay Second Lien Notes. Various has been notified that the German tax authorities and the Office of the District Attorney in Bonn have been investigating Various’ former Chief Executive Officer for alleged intentional evasion of VAT on revenue collected from customers located in Germany commencing in 2003. The German tax authority has attempted unsuccessfully to freeze assets in bank accounts maintained by subsidiaries of Various in Germany, but did freeze assets in the amount of €610,343 held by Various’ credit card processor located in the Netherlands to secure the VAT estimated by the revenue tax authorities to be due from Various from revenue from internet websites in Germany.  At March 31, 2012 and December 31, 2011, the frozen Euros included in restricted cash approximated $814,000 and $790,000, respectively.

9.           long-term Debt

Long-term debt consists of the following (in thousands):
	March 31, 2012		December 31, 2011
	Principal	Unamortized Discount	Principal	Unamortized Discount
Debt issued by FriendFinder and INI on October 27, 2010
14% New First Lien Notes due 2011-2013 (a)(d)(e)	$221,170	$4,732	$228,375	$5,602
14% Cash Pay Second Lien Notes due 2013 (b)(d)(e)	9,991	116	10,317	138
11.5% Non-Cash Pay Second Lien Notes, due 2014 (c)(d)(e)	265,273	26,335	265,273	28,519
Other (f)	1,250	130	1,250	171
	$497,684	$31,313	$505,215	$34,430
Less: unamortized discount	(31,313)		(34,430)
Less: current installment of long-term debt, net of unamortized discount $155 and $260, respectively	(3,300)		(8,270)
	$463,071		$462,515

FriendFinder Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.           long-term Debt (Continued)

(a)
The New First Lien Notes, approximately $71.8 million principal amount of which are held by a more than 10% stockholder at March 31, 2012, were issued with an original issue discount of $6.1 million , or 2.0%.  The notes mature on September 30, 2013 and accrue interest at a rate per annum equal to 14.0%.  Interest on the notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.  Principal on the New First Lien Notes was payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal, subject to the pro-rata sharing with the Cash Pay Second Lien Notes.  In March 2012, the Excess Cash Flow percentage and the percentage of principal repaid was increased to 85% and 110%, respectively. The New First Lien Notes are guaranteed by domestic subsidiaries of FriendFinder and Interactive Network, Inc. (“INI”) a domestic subsidiary of FriendFinder and co-issuer of the notes and are collateralized by a first-priority lien on all of the Company’s assets as well as a pledge of stock of subsidiaries.  The New First Lien Notes are redeemable prior to maturity at the option of the Company, in whole but not in part, at 110% of principal, plus accrued and unpaid interest.  Noteholders have the option of requiring the Company to repay the New First Lien Notes and Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal.  The Company shall also repay the New First Lien Notes and, in certain circumstances, the Cash Pay Second Lien Notes, with proceeds received from any debt or equity financing (including a secondary offering) and asset sales of more than $25 million at 110% of principal, and with proceeds from other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions. On May 19, 2011, the Company redeemed $37,832,000 principal amount of New First Lien notes and $1,709,000 principal amount of Cash Pay Second Lien notes from the net proceeds of the IPO and incurred a loss on extinguishment of debt of approximately $7.3 million consisting of a redemption premium of $3.9 million and write-off of discount and deferred offering costs of $3.4 million.

(b)
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

(c)
The Non-Cash Pay Second Lien Notes, approximately $174.9 million principal amount of which are held by more than 10% stockholders and affiliates, including $1.9 million to entities controlled by certain officers and directors at March 31, 2012, mature on April 30, 2014 and bear interest at 11.5%, payable semi-annually on June 30 and December 31, which may be paid in additional notes at the Company’s option.  While the New First Lien Notes are in place, interest must be paid with additional notes.  The Non-Cash Pay Second Lien Notes are guaranteed by the domestic subsidiaries of FriendFinder and INI, co-issuers of the notes, and collateralized by a second priority lien on all of the Company’s assets and a pledge of the stock of subsidiaries; however, such security interest is subordinate to the prior payment of the New First Lien Notes.  The Non-Cash Pay Second Lien Notes are redeemable, at the option of the Company, in whole but not in part, at 100% of principal plus accrued and unpaid interest.  Upon the payment in full of the New First Lien Notes, principal on the Non-Cash Pay Second Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal subject to pro-rata sharing with the Cash Pay Second Lien Notes.  Upon an IPO, if the New First Lien Notes are paid in full, the net proceeds must be used to redeem the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis at 110% of principal plus accrued and unpaid interest.  In addition, noteholders have the option of requiring the Company to repay the Non-Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal plus accrued and unpaid interest.  If the New First Lien Notes are paid in full, the Company shall repay the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis with proceeds received from any debt or equity financing (including a secondary offering), and asset sales of more than $25 million at 110% of principal plus accrued and unpaid interest and with proceeds of other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions.

FriendFinder Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.           long-term Debt (Continued)

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

As described in (e) below, as of March 31, 2012, the Company was not in compliance with certain covenants contained in the indenture governing the Non-Cash Pay Second Lien Notes.

(d)
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

The Company had agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes.  In addition, the Company has agreed to file, under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  On August 1, 2011, the company filed a registration statement on Form S-4 with the SEC relating to the exchange offer.  In October, 2011, due to interpretations of applicable laws and regulations from the staff of the SEC which did not allow an exchange offer for the above referenced notes, the Company withdrew its exchange offer.  On October 17, 2011, the Company filed a registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  The registration statement was declared effective by the SEC on December 19, 2011. The Company has agreed under the indentures governing the above referenced notes to use its reasonable best efforts, subject to applicable law, to keep the registration statement continuously effective until the earlier to occur of (A) the third anniversary of the issue date of the respective notes and (B) such time as there are no notes outstanding.   In the event that the Company fails to satisfy such requirement, the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5%.

(e)
On March 27, 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides that the Consolidated EBITDA minimum requirement (as defined) be reset to provide that for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013. Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million. In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, was paid on April 2, 2012. The Supplemental Indentures also provide that the minimum amount of Qualified Cash (as defined) of the Issuers and their respective Subsidiaries shall not be less than (i) $10 million over a 15 calendar day rolling average period and (ii) $5 million at any time; provided, however, that for a six month period commencing on the date the consent fee is paid, such minimum amount of Qualified Cash required under this covenant shall be reduced by an amount equal to the consent fee.  The Minimum Consolidated Coverage Ratio, Total Debt Ratio and First Lien Debt Ratio, all as defined, were reset based on the changes to the minimum Consolidated EBITDA requirements set forth above.  The Excess Cash Flow definition was amended to increase the Excess Cash Flow prepayment percentage to 85%, except that the Company may, in its sole discretion, forego applying an amount of up to 5% of Excess Cash Flow to the prepayment percentage provided the Issuers purchase an equivalent amount of notes in the open market prior to the due date of such Excess Cash Flow payment. Such principal repayments from Excess Cash Flow shall be paid in cash equal to 110% of the principal amount repaid, an increase from 102%.  Cash compensation to each employee that is an owner or beneficial holder of 5% of the stock of the Company is limited to $500,000 per year.  The requirement that the Company maintain a debt rating was removed and the cross default provision was amended so that a covenant violation under the 11.5% Non-Cash Pay Second Lien Notes due 2014 would not, under certain circumstances, cause a default under the New First Lien Notes or the Cash Pay Second Lien Notes.  Finally, certain other provisions in each of the indentures were modified, including restrictions on incurrence of capital leases, open market purchases of the notes by the Company, issuance of stock dividends and asset holdings of foreign subsidiaries.

FriendFinder Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.           long-term Debt (Continued)

The Company has determined that the New First Lien Notes and Cash Pay Second Lien Notes, as modified, were not substantially different than such notes prior to the modifications based on the less than 10% difference in present values of revised cash flows, including the consent fee, as compared with the remaining cash flows under the terms of the notes prior to modification and, accordingly, the modifications were accounted for as if the First Lien Notes and Cash Pay Second Lien Notes were not extinguished.  Accordingly, the $2.3 million consent fee has been capitalized as unamortized debt expense and is being amortized as an adjustment to interest expense over the remaining terms of the modified notes using the interest method.

The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, as of March 31, 2012, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2012.  The Company’s EBITDA was calculated for such period to be $78.2 million.  In addition, the Total Debt Ratio (as defined) of 6.3:1.0 was above the required maximum level of 6.1:1.0.  In addition, from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet reporting requirement with respect thereto.  Under the terms of an Intercreditor and Subordination Agreement among the trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.  Accordingly, the Non-Cash Pay Second Lien Notes are classified as a non-current liability in the accompanying consolidated balance sheet at March 31, 2012.

On May 11, 2012, the trustee of the Non-Cash Pay Second Lien Notes and the required holders thereof waived the EBITDA covenant violation for the quarter ended March 31, 2012 and the Total Debt Ratio and minimum liquidity requirement covenant violations through August 14, 2012, as well as the failure to timely comply with minimum liquidity requirement and the reporting requirement thereof.  As a result of receiving this waiver, the Company is not subject to the post-default interest rate of 15%.

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

Principal of long-term debt outstanding at March 31, 2012, matures as follows (in thousands):

Twelve months ending March 31,
2013	$3,455
2014	228,957
2015	265,272
Total	$497,684

As described above, principal payments on the New First Lien Notes and Cash Pay Second Lien Notes may be accelerated depending on the excess cash flows of the Company.  On May 4, 2012 the Company repaid an aggregate of approximately $2.2 million of principal on the New First Lien Notes and Cash Pay Second Lien Notes under such excess cash flow repayment calculation related to excess cash flow generated in the quarter ended March 31, 2012, which principal amounts are reflected in the 2013 maturities in the above table.

FriendFinder Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.         Warrants

In January 2012, warrants to purchase 235,837 shares of common stock at $0.0002 per share were exercised. As of March 31, 2012, outstanding warrants to purchase voting common stock of the Company are as follows:

Expiration Date	Exercise Price	Number of Shares Issuable
August 2015	$0.0002	5,865
August 2016	$0.0002	10,643
December 2017	$0.0002	33,276
December 2021(1)	$5.00-18.00	6,436,851
		6,486,635

(1)  Warrants were issued in connection with the acquisition of JigoCity.

11.         Stock Plans

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

A summary of the changes in outstanding stock options for the three months ended March 31, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Terms (Years)
Options outstanding at January 1, 2012	590,250	$10.00	$8.38	6.58
Granted	560,000	$1.41	$0.87	9.97
Forfeited	(34,750)	$10.00	$8.38	-
Options outstanding at March 31, 2012	1,115,500	$5.70	$4.62	8.15
Options exercisable at March 31, 2012	0	-	-	-
Options exercisable and expected to be exercisable at March 31, 2012	903,563	5.98	-	8.04

Upon the successful completion of the IPO on May 16, 2011, compensation cost was accrued for each vesting tranche over the requisite service period commencing on the date the options were granted and ending on the later of the vesting date or 18 months after the date of the IPO.  Accordingly, in the quarter ended June 30, 2011, a cumulative adjustment of approximately $2 million was made to record compensation cost which accrued prior to May 16, 2011, based on the fair value of the options on the IPO date. For the three months ended March 31, 2012, compensation cost related to options amounted to $222,000.

Outstanding stock options had no intrinsic value as of March 31, 2012.  As of March 31, 2012 there was approximately $890,000 of unrecognized compensation cost related to outstanding stock options which will be recognized over a weighted average period of 3.6 years.

The grant date fair value for options outstanding at January 1, 2012 was estimated on the IPO date using the Black-Scholes option pricing model using the following assumptions: dividend yield of 0%; expected volatility of 106%; a risk-free interest rate of 2.31%, and expected life of 6.5 years.  For the options granted in the quarter ended March 31, 2012 the following assumptions were used: dividend yield of 0%; expected volatility of 63.9%; a risk-free interest rate of 1.51%, and expected life of 6.5 years. The expected dividend yield is based on the Company’s historical dividend yield. The expected volatility was based on the average of historical and implied volatilities for a period comparable to the expected life of the options of certain entities considered to be similar to the Company.  The expected life is based on the simplified expected term calculation permitted by the SEC which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on the annual yield on the grant date of a zero-coupon U.S. Treasury bond the maturity of which equals the option’s expected term.

FriendFinder Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.         Stock Plans (Continued)

On March 23, 2009, the Company’s board of directors approved a 2009 Restricted Stock Plan (the “Restricted Plan”) which became effective upon the consummation of the Company’s IPO.  The aggregate number of shares of restricted stock that may be granted under the plan is limited to one percent of the fully-diluted equity of the Company on the date the IPO was consummated, or 393,875 shares.  The compensation committee of the board of directors is charged with administering the Restricted Plan and all directors, employees and consultants of FriendFinder or of any subsidiary are eligible to receive restricted stock under the Restricted Plan. Restricted stock granted under the Restricted Plan will generally vest on the third anniversary of the grant date, subject to the recipient’s continued service. Restricted shares will also vest prior to the third anniversary of the grant date if the recipient’s employment has been terminated under certain conditions. Upon the termination of a recipient’s employment, unvested shares of restricted stock will be subject to repurchase by the Company at a price of $2.00 per share. Prior to vesting, the restricted shares may not be sold, assigned, transferred or pledged by the recipient. As of March 31, 2012 there was $540,000 of total unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over the 3 year vesting period. For the three months ended March 31, 2012, there was no compensation cost related to restricted shares. As of December 31, 2011, no restricted shares had been granted under the Restricted Plan. In March 2012 375,000 restricted shares were granted under the Restricted Plan.

12.         Discontinued  Operations

During the three months ended March 31, 2012, the Company took steps to streamline its operations and, in connection therewith, closed JigoCity operations acquired in September 2011 located in China, Singapore, Hong Kong, Malaysia and Australia. The results of operations of such locations are classified as discontinued operations in the accompanying 2012 consolidated statement of operations and resulted in a loss of approximately $8 million, including write-offs of goodwill of $3.2 million and other assets, including intangibles, of $2.8 million attributable to such locations.  Revenues during the three months ended March 31, 2012 generated from discontinued operations amounted to approximately $187,000.

The one remaining JigoCity operation which is being continued is located in Taiwan.  The impact of the Taiwan operation on the Company’s financial statements is not material.  Accordingly, the Company has not presented pro forma results of operations for the three months ended March 31, 2011 as if the Taiwan operation had been acquired at the beginning of such period.

13.         Income Taxes

Income tax expense is computed based on the Company’s estimated annual effective tax rate. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates that its net deferred tax assets at year end will be fully offset by a valuation allowance, no tax benefit has been recognized for the three months ended March 31, 2012 and 2011.

14.         Segment Information

The Company’s reportable segments consist of Internet and Entertainment.  For the three months ended March 31, 2012 and 2011, respectively, the Entertainment Segment recorded revenue of $0, and $47,000, respectively from advertising services provided to the Internet segment.  Certain corporate expenses and interest expense are not allocated to segments.  Segment assets include intangible, fixed, and all others identified with each segment.  Unallocated corporate assets consist primarily of cash, certain prepaid items related to indebtedness and deferred tax assets not assigned to one of the segments.

FriendFinder Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.         Segment Information (Continued)

Information for the Company’s segments is as follows (in thousands):
	March 31, 2012	December 31, 2011
Assets:
Internet	$458,211	$475,578
Entertainment	13,976	16,887
Unallocated corporate	3,662	889
Total	$475,849	$493,364

	For the Three Months Ended March 31,
	2012	2011
Net revenue from external customers:
Internet	$75,395	$78,134
Entertainment	5,689	5,386
Total	$81,084	$83,520

Income from operations:
Internet	$9,382	$20,971
Entertainment	(34)	66
Total segment income	$9,348	$21,037
Unallocated corporate	(1,500)	(1,362)
Total	$7,848	$19,675

For the three months ended March 31, 2012 and 2011, included in income from operations are amortization of acquired intangibles and software of $4,047,000 and $3,923,000, respectively, and depreciation and other amortization of $767,000 and $1,222,000 respectively, all of which were incurred by the Internet segment.

Net revenues by service and product are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Internet:
Subscription based service	$53,384	$58,911
Pay by usage service	21,931	19,223
Social Commerce	80	–
	75,395	78,134

Entertainment
Magazine	2,421	2,723
Video entertainment	2,739	2,143
Licensing	529	520
	5,689	5,386
Total revenue	$81,084	$83,520

The Company derives revenue from international websites and other foreign sources.  Revenues by geographical area based on where the customer is located or the subscription originates are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenue:
United States	$46,669	$44,812
Europe	20,113	22,533
Canada	4,532	4,308
Other	9,770	11,867
Total	$81,084	$83,520

Principally all long-lived assets are located in the United States.

FriendFinder Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.         Contingencies

On December 28, 2007, Broadstream Capital Partners, Inc. (“Broadstream”) filed a lawsuit against the Company in the State Superior Court of California, County of Los Angeles, Central District, and the Company subsequently removed the case to the Federal District Court for the Central District of California. The complaint alleged breach of contract, breach of covenant of good faith and fair dealing, breach of fiduciary duty and constructive fraud arising out of a document titled “Non-Disclosure Agreement.” The complaint sought damages in excess of $20 million, plus interest, costs and punitive damages. Broadstream later asserted up to $557 million in damages plus punitive damages. On July 20, 2009, the Company entered into an agreement with Broadstream under which, without admitting liability, the Company agreed to pay Broadstream $3.0 million. Such payments were timely made. The agreement provided that upon the earlier of twelve months after the Company had securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, or eighteen months after the effective date of the agreement, but not later than twelve months following such earlier date, Broadstream must choose either to (i) refile its complaint in Federal District Court provided that it first repay the Company the $3.0 million or (ii) demand arbitration. If Broadstream elected arbitration, the parties agreed that there would be an arbitration award to Broadstream of at least $10 million but not more than $47 million. Giving consideration to the limitation of the arbitration award in relation to damages sought in litigation, management had not concluded that it was probable that Broadstream would demand arbitration.  Accordingly, no loss had been provided for as a result of entering into the agreement.  In December 2010, Broadstream elected arbitration. Accordingly, at December 31, 2010, the Company recognized a loss in connection with the matter of $13.0 million. In July 2011, the Company entered into a settlement agreement with Broadstream pursuant to which the arbitration and related litigation and all claims asserted therein were dismissed and the Company agreed to pay Broadstream $15 million of which $8 million was paid in July 2011, $5 million was paid in September 2011 and $2 million was paid in January 2012.  As a result of the settlement, the Company recognized an additional loss of $5 million in the quarter ended June 30, 2011.

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

FriendFinder Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.         Contingencies (Continued)

On April 13, 2011, Facebook, Inc. (“Facebook”) filed a complaint against the Company and certain of its subsidiaries in the U.S. District Court for the Northern District of California, alleging trademark infringement with regard to the use of the terms “face book of sex.” The complaint contains causes of action for trademark dilution, false designation of origin, trademark infringement, violation of the Anti-Cybersquatting Consumer Protection Act, and for unfair competition. The complaint also seeks a declaratory judgment that Facebook’s use of “friend finder” on its website is a descriptive fair use that does not infringe Various’ trademark rights in the “FRIENDFINDER” mark. The Company filed a counterclaim against Facebook requesting injunctive relief, an accounting of Facebook’s profits, and treble damages for injuries caused by Facebook’s unauthorized use of “Friend Finder” in violation of the Lanham Act, and other federal and state violations. On February 14, 2012, as part of an amicable global resolution of the lawsuit, the matter was settled. All claims and counterclaims were dismissed on February 15, 2012. The Company paid an immaterial amount with respect to the settlement.

On November 11, 2011, a putative shareholder class action was filed in the U.S. District Court for the Southern District of Florida by Greenfield Childrens Partnership, on behalf of investors who purchased the Company’s common stock pursuant to its initial public offering, against the Company, Ladenburg Thalmann & Co., Inc. and Imperial Capital LLC, the underwriters in the initial public offering, and the Company’s directors and certain of the Company’s executive officers. The complaint alleges, among other things, that the initial public offering documents contained certain false and misleading statements and seeks an unspecified amount of compensatory damages. In March 2012, the plaintiffs filed an amended complaint alleging all of the same causes of action and adding additional factual allegations and in response to the Amended Complaint the Company filed its Motion to Dismiss.  The Company believes it has meritorious defenses to all claims and is vigorously defending the lawsuit.

The Company currently is a party to certain other legal proceedings and claims. While management presently believes that the ultimate outcome of these proceedings, including the ones discussed, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows, or overall trends in results of operations, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting the Company from selling one or more products or services. Were an unfavorable ruling to occur there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods. The Company is unable to estimate the possible loss or range of loss which may result from pending legal proceedings or claims.

16.         condensed Consolidating financial information

The new First Lien Notes, the Cash Pay Second Lien Notes and the Non-Cash Pay Second Lien Notes were co-issued by FriendFinder and its wholly-owned subsidiary INI and guaranteed by their domestic subsidiaries, which are 100% owned directly or indirectly by FriendFinder.  FriendFinder and INI are holding companies and have no independent assets or operations.  The subsidiary guarantees are full and unconditional and joint and several.  Non-guarantor subsidiaries consist of wholly-owned foreign subsidiaries of JigoCity which were acquired in September 2011. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of March 31, 2012 and for the three months then ended is as follows (in thousands):
CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
	At March 31, 2012
	FriendFinder and INI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash and restricted cash	$10,610	$16,037	$2	$-	$26,649
Other current assets	39	18,610	596	-	19,245
Goodwill		328,061	1,034	-	329,095
Other intangible assets, net		73,201	586	-	73,787
Investment in subsidiaries	489,342	337		(489,679)
Intercompany	(159,063)			159,063
Other non-current assets	12,561	13,970	42		26,573
Total assets	$353,489	$450,216	$2,260	$(330,616)	$475,349

FriendFinder Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16.         Consolidating condensed financial information (Continued)

Current liabilities	18,845	109,518		1,925	-	130,288
Long-term debt	465,252	1,119			-	466,371
Other non-current liabilities	19,012	9,298			-	28,310
Total liabilities	503,109	119,935		1,925	-	624,969

Stockholders’ (deficiency) equity	(149,620)	330,281	(a)	335	(330,616)	(149,620)
Total liabilities and stockholders’ deficiency	$353,489	$450,216		$2,260	$(330,616)	$475,349

(a) Net of intercompany receivables from FriendFinder of $159,063

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2012
	FriendFinder and INI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net revenue	-	$81,004	$80	-	$81,084
Cost of revenue	-	32,625	-	-	32,625
Operating expenses	$1,500	34,221	344	-	36,065
Depreciation and amortization		4,453	94	-	4,547
(Loss) income from operations	(1,500)	9,705	(358)		7,847

Interest expense, net	(20,837)	(52)	-	-	(20,889)
Other losses and expenses	886	(1,269)	-	-	117
Discontinued operations	-
Equity in subsidiaries’ (loss) earnings	8,026	(358)	-	(7,668)	-
Loss from continuing operations	(13,425)	8,026	(358)	(7,668)	(13,425)
Loss from discontinued operations			(8,097)		(8,097)
Equity in subsidiaries discontinued operations	(8,097)	(8,097)		16,194
Net (loss) income	$(21,522)	$(71)	$(8,455)	$8,526	$(21,522)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31, 2012
	FriendFinder and INI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net Loss	(21,522)	$(71)	$(8,455)	$8,526	$(21,522)
Other comprehensive loss:
Foreign currency translation adjustment	(36)		(36)	36	(36)
Comprehensive loss	$(21,558)	$(71)	$(8,491)	$8,562	$(21,558)

FriendFinder Networks, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16.         Consolidating condensed financial information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2012
	FriendFinder and INI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(12,900)	$15,668	$(2,150)	$-	$618

Cash flows from investing activities:
Purchases of property and equipment		(1,848)		-	(1,848)
Other		(18)		-	(18)
Net cash (used in) investing activities		(1,866)		-	(1,866)

Cash flows from financing activities:
Intercompany cash transfers in (out)	17,481	(19,348)	1,867	-	-
Repayment of long-term debt	(7,530)			-	(7,530)
Net cash provided by (used in) financing activities	9,951	(19,348)	1,867	-	(7,530)

Net decrease in cash	(2,949)	(5,546)	(283)	-	(8,778)
Cash at beginning of period	13,559	9,520	285	-	23,364
Cash at end of period	$10,610	3,974	2	-	$14,586

17.           Subsequent event

As more fully described in Note 9(e), the Company did not comply with certain covenants contained within the indenture governing the Non-Cash Pay Second Lien Note.  On May 11, 2012 the trustee of Non-Cash Pay Second Lien notes and the required holders thereof executed an agreement that waives compliance with such covenants through and including August 14, 2012.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2012.  This Quarterly Report on Form 10-Q contains forward-looking statements, based on current expectations and related to future events and our future financial performance that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under the section entitled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a leading internet and technology company providing services in the rapidly expanding markets of social networking and web-based video sharing. Our business consists of creating and operating technology platforms which run several of the most heavily visited websites in the world. Through our extensive network of more than 40,000 websites, since our inception, we have built a base of more than 530 million registrants and more than 340 million members in more than 200 countries. We are able to create and maintain, in a cost-effective manner, websites intended to appeal to users of diverse cultures and interest groups. We offer our members a wide variety of online services so that they can interact with each other and access the content available on our websites. Our most heavily visited websites include AdultFriendFinder.com, Amigos.com, AsiaFriendFinder.com, Cams.com, FriendFinder.com, BigChurch.com and SeniorFriendFinder.com. For the three months ended March 31, 2012, we had net revenue of $81.1 million.

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

On September 7, 2011, the Company acquired BDM Global Ventures Ltd., the company which owns the operations of JigoCity, for a combination of stock and warrants. The merger consideration consists of approximately 1.6 million shares of FFN common stock and approximately 6.4 million FFN warrants with exercise prices ranging from $5.00–$18.00 per share and is valued at approximately $7.5 million. JigoCity is a global social commerce organization committed to providing members with high quality daily deals that are relevant to their individual lifestyles. It leverages the power of social buying to give people a smarter way to see their city.  JigoCity currently operates in Taiwan and has ceased operations in Australia, Hong Kong, Singapore, Malaysia and China.

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

 Internet Revenue

Approximately 93.0% and 93.6% of our net revenue for the three months ended March 31, 2012 and 2011, respectively, was generated from our internet segment comprised of social networking, live interactive video, premium content websites and social commerce. This revenue is treated as service revenue in our financial statements. We derive our revenue primarily from subscription fees and pay-by-usage fees. These fees are charged in advance and recognized as revenue over the term of the subscription or as the advance payment is consumed on the pay-by-usage basis, which is usually immediately. VAT is presented on a net basis and is excluded from revenue. We record revenue from JigoCity at the net amount we retain from the sale of JigoCity's after paying an agreed upon percentage of the purchase price to the merchant excluding any applicable taxes. Revenue is recorded on a net basis because we are acting as an agent of the merchant in the transaction.

Net revenue consists of all revenue net of credits back to customers for disputed charges and any chargeback expenses from credit card processing banks for such items as cancelled subscriptions, stolen cards and non-payment of cards. We estimate the amount of chargebacks and credits that will occur in future periods to offset current revenue. For the three months ended March 31, 2012 and 2011, respectively, these credits and chargebacks were 5.8% and 6.3%, respectively, of gross revenue, while chargebacks alone were 1.3% and 1.2%.

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

Entertainment Revenue

Approximately 7.0% and 6.4% of our net revenue for the three months ended March 31, 2012 and 2011, respectively, was generated by the entertainment segment.  Entertainment revenue consists of studio production and distribution, licensing of the Penthouse name, logos, trademarks and artwork for the manufacture, sale and distribution of consumer products and publishing revenue.  This revenue is treated as product revenue in our financial statements, with the exception of revenue derived from licensing, which is treated as service revenue.  For more information regarding our net revenue by service and product, see Note 14, “Segment Information” of our consolidated financial statements included elsewhere in this 10-Q.  We derive revenue through third party license agreements for the distribution of our programming where we either receive a percentage of revenue or a fixed fee.

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

The percentage of revenues derived from these affiliates and the compensation to our affiliates for the three months ended March 31, 2012 and 2011 are set forth below:

	Three Months Ended March 31,
	2012	2011
Percentage of revenue contributed by affiliates	51.5%	46%
Compensation to affiliates (in millions)	$20.6	$16.2

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

Stock Based Compensation

Based on the initial public offering price of $10.00 per share on May 11, 2011, stock-based compensation for the quarter ended March 31, 2012, was approximately $0.2 million. Of such amounts, a cumulative adjustment to compensation expense of approximately $2.0 million was recognized in May 2011 upon the completion of our IPO.

Amortization of Acquired Intangibles and Software

Amortization of acquired intangibles and software is primarily attributable to intangible assets and internal-use software from acquisitions. Identified intangibles and internal-use software resulting from acquisitions were recorded at the acquisition date fair value. The total fair value of these intangibles and internal-use software acquired from Various in 2007 was $182.5 million. The amortization periods vary from two to five years with the weighted average amortization period equaling approximately three years. We recognized amortization expense associated with these assets of $4.0 million and $3.9 million for the three months ended March 31, 2012 and 2011,   respectively.  In July 2011 we acquired PerfectMatch, a social networking website as well as JigoCity in September 2011, a social commerce website. The total fair value of the intangibles and internal use software from PerfectMatch and JigoCity was $1.0 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively. The amortization periods vary from two to three years with the weighted average amortization period being 2.5 years for both PerfectMatch and JigoCity.  If we acquire other businesses which results in us owning additional intangible assets, the amortization of any acquired intangible assets could cause our depreciation and amortization expense to increase as a percentage of net revenue.

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

 Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets is recognized when we determine that the carrying value of goodwill and indefinite-lived intangible assets is greater than the fair value. We assess goodwill and other indefinite-lived intangibles at least annually, and more frequently when circumstances indicate that the carrying value may be impaired. We recorded goodwill impairment charges of $6.8 million in 2008 related to our internet segment and $2.8 million in 2008 related to our entertainment segment. In addition, we also recorded impairment charges related to our trademarks of $2.6 million, $4.7 million and $4.0 million in 2011, 2010 and 2009, respectively, related to our entertainment segment. Additionally, we have recorded a charge of $5.0 million from the write-off of goodwill and other intangible assets related to our discontinued JigoCity operations in 2012, which is recorded  in Loss from Discontinued Operations.

Interest Expense, Net of Interest Income

Interest expense, net of interest income mainly represents interest expense recognized from the debt incurred in connection with the acquisition of Various and the New Financing and an increase in interest expense related to our debt incurred prior to the acquisition. Included in interest expense is amortization of note discounts due to certain warrants issued in connection with our 2005 Notes, 2006 Notes, First Lien Senior Secured Notes and Second Lien Subordinated Secured Notes and amortization of a discount to record the fair value of the Subordinated Convertible Notes at the date of issuance. As the exchange of such notes was not accounted for as extinguishment (as described in "Note 9—Long-Term Debt" in our condensed consolidated financial statements included elsewhere in this Form 10-Q), subsequent to our debt restructuring on October 27, 2010, interest expense continues to include such amortization together with amortization of original issue discount related to our Senior Secured Notes and Cash Pay Notes and amortization of discount to record the fair value of certain Non-Cash Pay Notes at the date of issuance. Interest expense also includes amortization of deferred debt costs and the 2% premium paid in connection with payment of debt from excess cash flow each quarter.

Other Finance Expenses

Other finance expenses relates to charges incurred when we entered into Supplemental Indentures with the Trustee under the Company’s New First Lien Notes and Cash-Pay Second Lien Notes, which was completed on March 27, 2012. These expenses were for third party fees related to the New First Lien Notes and Cash-Pay Second Lien Notes which were determined to be not substantially different than such notes prior to the modifications based on the less than 10% difference in present values of revised cash flows, including the consent fee, as compared with the remaining cash flows under the terms of the notes prior to modification and, accordingly, the modifications were accounted for as if the New First Lien Notes and Cash-Pay Second Lien Notes were not extinguished.

Interest and Penalties Related to VAT Liability not Charged to Customers

Interest and penalties related to VAT not charged to customers are due to our failure to file VAT tax returns and pay VAT based on the applicable law of each country in the European Union. Commencing in 2003, the member states of the European Union implemented rules requiring the collection and payment of VAT on revenues generated by non-European Union businesses that provide electronic services that are purchased by end users within the European Union. We did not begin collecting VAT from our subscribers until July 2008. At March 31, 2012 and 2011, the total amount of uncollected VAT payments was approximately $38.4 million and $41.8 million, respectively. For more information regarding our potential VAT liability, see Note 8 — "VAT Liabilities" in our condensed consolidated financial statements included elsewhere in this Form 10-Q. The majority of the penalties assessed by the various tax jurisdictions related to the VAT liability were incurred prior to our purchase of Various and thus charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers. The portion of interest incurred prior to the purchase of Various was also charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers, and subsequently continues to be recorded on the unpaid amounts. On October 14, 2008, we made an indemnity claim against these notes under the acquisition agreement for Various in the amount of $64.3 million. On June 10, 2009, the United Kingdom taxing authority notified us that it had reversed its previous position and that we were not subject to VAT, which resulted in an approximately $39.5 million reduction in the VAT liability. On October 8, 2009, we settled and released all indemnity claims against the sellers (whether claims are VAT related or not) by reducing the original principal amount of the Subordinated Convertible Notes by the full value of the then-outstanding VAT liability. In addition, the sellers agreed to make available to us, to pay VAT and certain VAT-related expenses, $10.0 million held in a working capital escrow account established at the closing of the Various transaction. As of December 1, 2010, the total $10.0 million had been released from the escrow to reimburse us for VAT-related expenses already incurred. If the actual costs to us of eliminating the VAT liability are less than $29.0 million, after applying amounts from the working capital escrow, then the principal amount of the Non-Cash Pay Notes (notes issued in exchange for the Subordinated Convertible Notes in the New Financing) will be increased by the issuance of new Non-Cash Pay Notes to reflect the difference between $29.0 million and the actual VAT liability, plus interest on such difference. For more information regarding the reductions of the principal amount of Subordinated Convertible Notes as a result of our VAT liability, see Note 8 — "VAT Liabilities".

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

Change in Fair Value of Acquisition Related Contingent Consideration

Change in fair value of acquisition related contingent consideration for the three months ended March 31, 2012 was $1.4 million.  In conjunction with the acquisition of JigoCity, a liability was recognized for an estimate of the acquisition date fair value of the related contingent consideration which may be paid.  As of December 31, 2011, the fair value of this consideration was valued at $1.4 million, resulting in a charge to earnings of $1.4 million.

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

In connection therewith, the statement of operations for the three months ended March 31, 2012 reflects a gain of $272,000, on re-measurement of the liability. On May 16, 2011, concurrently with the consummation of the Company's IPO, warrants to issue 457,843 shares of common stock at $6.20 per share were net settled, whereby 174,246 shares of common stock were issued upon exercise, equivalent to the intrinsic value of the warrants based on the IPO price of $10 per share, and the Company did not receive any cash proceeds. In addition, warrants to acquire 24,104 common shares at $10.25 per share were terminated as they were not exercised. Accordingly, in May 2011, the liability related to the warrants was eliminated with the carrying value of $3,168,000 related to the exercised warrants transferred to capital in excess of par value and the carrying value of $119,000 related to the terminated warrants recorded as non-operating income. For further information, see "Note 10- Warrants" in our consolidated financial statements included elsewhere in this Form 10-Q.

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

Income Tax

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates that its net deferred tax assets at December 31, 2012 will be fully offset by a valuation allowance, no tax benefit has been recognized for the three months ended March 31, 2012. Similarly no tax benefit was recognized for the three months ended March 31, 2011.

At December 31, 2011, we had U.S. net operating loss carryforwards for federal income tax purposes of approximately $95.1 million available to offset future taxable income, which expire at various dates from 2024 through 2031. Our ability to utilize approximately $9.0 million of these carryforwards is limited due to changes in our ownership, as defined by federal tax regulations. In addition, utilization of the remainder of such carryforwards may be limited by the occurrence of certain further ownership changes.  We also had net operating loss carryforwards in various foreign jurisdictions of approximately $1.8 million available to offset future taxable income, which expire at various dates.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments are subject to an inherent degree of uncertainty. Our significant accounting policies are more fully described in Note 4 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment in making certain assumptions to be used in making such estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observation of trends in our industry and information available from other outside sources as appropriate. Accounting policies that, in their application to our business, involve the greatest amount of subjectivity by way of management judgments and estimates are those relating to valuation of goodwill, identified intangibles and other long-lived assets, including business combinations and legal contingencies.

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

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in Note 15 to our consolidated financial statements. To the extent that a loss related to a contingency is probable and can reasonably be estimated, we accrue an estimate of that loss. Because of the uncertainties related to both the amount or range of loss on certain pending litigation and arbitration, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such matters. As additional information becomes available, we will assess the potential liability related to our pending matters and make, or if necessary revise, our estimates. Such changes in our estimates of the potential liability could materially impact our results of operations and financial position.

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

	Three Months Ended March 31,
	2012	2011

Net revenue
Internet	$75,395	$78,134
Entertainment	5,689	5,386
Total	81,084	83,520
Cost of revenue
Internet	28,576	23,098
Entertainment	4,049	3,663
Total	32,625	26,761
Gross profit
Internet	46,819	55,036
Entertainment	1,640	1,723
Total	48,459	56,759
Income (loss) from operations
Internet	9,382	20,971
Entertainment	(34)	66
Unallocated corporate	(1,500)	(1,362)
Total	$7,848	$19,675

Internet Segment Historical Operating Data

The following table presents certain key business metrics for our adult websites, general audience websites and live interactive video websites for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Adult Websites
New members	9,507,677	10,086,093
Beginning subscribers	827,728	950,705
New subscribers	434,043	423,530
Terminations	420,787	453,690
Ending subscribers	840,984	920,545
Conversion of members to subscribers	4.6%	4.2%
Churn	16.8%	16.2%
ARPU	$20.50	$19.91
CPGA	$51.62	$43.65
Average lifetime net revenue per subscriber	$70.32	$79.56
Net revenue (in millions)	51.3	55.9
General Audience Websites
New members	1,027,332	1,738,049
Beginning subscribers	44,519	53,194
New subscribers(1)	24,048	22,489
Terminations	25,292	28,131
Ending subscribers	43,275	47,552
Conversion of members to subscribers	2.3%	1.3%
Churn	19.2%	18.6%
ARPU	$15.41	$19.78
CPGA	$39.96	$29.28
Average lifetime net revenue per subscriber	$40.26	$76.99
Net revenue (in millions)	2.0	3.0
Live Interactive Video Websites
Total minutes	9,452,814	8,766,558
Average revenue per minute	$2.32	$2.19
Net revenue (in millions)	21.9	19.2

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

While we monitor trends in visitors, conversion rates of visitors to subscribers, or paid users, does not provide a meaningful understanding of our business. Our raw data of visitors is subject to duplicate entries from visitors using multiple user names and e-mail addresses or accessing our websites as a member on one website and as a subscriber on another website. We use statistically significant samples and measurements of visitor data that allow our management to make evaluations based on such data.

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

Churn is the most direct measurement of the value our subscribers get for the price we charge. We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service. Our activities and efforts seek to lower churn rates as much as possible.  Churn is calculated by dividing the quotient of terminations in the period over the average subscribers for the period by the number of months in the period.

With respect to our live interactive video websites, our goal is to maximize the number of minutes purchased and the revenue from those purchased minutes. Paid users are a subset of our members, and may also be subscribers on one or more of our other websites, who purchase products or services on a pay-by-usage basis on our live interactive video websites. The number of paid users is less important than the number and cost of the minutes purchased. Thus, we monitor the revenue from paid users, the number of minutes purchased in any period and the average value of the minutes purchased, all of which are presented in the table above. Minutes are based on the number of per-minute charges applied to paid users accounts.

Our results of operations related to our adult and general audience websites, as distinguished from the live interactive video websites discussed above, reflects the interaction of the conversion of members to subscribers, the churn of subscribers, and the average value of purchased products and services. A negative movement in any one of these items may be offset by a positive movement in another. For more information see the sections in this Form 10-Q entitled "— Results of Operations — Internet Segment Historical Operating Data for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011."

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

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed discussions for each of our segments. In order to provide a meaningful discussion of our ongoing business, we have provided a discussion of the following:

•	our consolidated results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

•
an analysis of internet segment operating data which are key to an understanding of our operating results and strategies for the three months ended March 31, 2012 as compared to three months ended March 31, 2011

The following table presents our historical operating results as a percentage of our net revenue for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Net revenue	100.0%	100.0%
Cost of revenue	40.2	32.0
Gross profit	59.8	68.0
Operating expenses:
Product development	5.4	4.7
Selling and marketing	11.5	8.8
General and administrative	27.6	24.8
Amortization of acquired intangibles and software	4.7	4.7
Depreciation and other amortization	0.9	1.4
Total operating expenses	50.1	44.4
Income from operations	9.7	23.6
Interest expense, net of interest income	(26.2)	(26.3)
Other finance expenses	(0.6)
Interest and penalty related to VAT liability not charged to customers	(0.5)	(0.6)
Foreign exchange (loss) principally related to VAT liability not charged to customers	(1.1)	(2.7)
Gain on liability related to warrants	-	0.3
Change in Fair Value of Acquisition related Contingent Consideration	1.7	-
Other non-operating (expense)/income, net	(0.0)	1.3
Loss before income tax expense	(17.0)	(4.4)
Income tax provision expense	-	(0.0)
Net loss from continuing operations	(17.0)%	(4.4)%
Loss from discontinued operations, net of tax	(10.2)%	-
Net Loss:	(27.2)%	-
Foreign Currency Translation Adjustment:	0.0%	-
Comprehensive Loss:	(27.2)%	-

Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

Net Revenue. Net revenue for the three months ended March 31, 2012 and 2011 was $81.1 million and $83.5 million, respectively, representing a decrease of $2.4 million or 2.9%. Internet revenue for the three months ended March 31, 2012 and 2011 was $75.4 million and $78.1 million, respectively, representing a decrease of $2.7 million or 3.5%.  Entertainment revenue for the three months ended March 31, 2012 and 2011 was $5.7 million and $5.4 million, respectively, an increase of $0.3 million or 5.6%.

The decrease in internet revenue was primarily attributable to a decrease in our social networking websites revenue of $5.6 million, or 9.5%, due primarily to a decrease in traffic to our websites mainly in Europe.  The above was offset by an increase in our live interactive video websites of $2.7 million, or 14.1%, due to more effective marketing campaigns and increased features available on our websites. Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected our internet revenues as well.  In addition, our newly acquired social commerce websites contributed revenue of approximately $80,000.

Internet revenue for the three months ended March 31, 2012 was comprised of 69.1% relating to our social networking websites, 29.1% relating to our live interactive video websites, 1.7% relating to our premium content websites and 0.1% related to our social commerce websites, as compared to 73.8% for our social networking websites, 24.6% for our live interactive video websites and 1.6% for our premium content websites for the same period in 2011.

Entertainment revenue for the three months ended March 31, 2012 was $5.7 million as compared to $5.4 million for the three months ended March 31, 2011.

Entertainment revenue for the three months ended March 31, 2012 was comprised of 42.6% relating to magazine publishing, 48.1% relating to broadcasting and 9.3% relating to licensing, as compared to 50.6% for magazine publishing, 39.8% for broadcasting and 9.6% for licensing for the same period in 2011.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2012 and 2011 was $32.6 million and $26.8 million, respectively, representing an increase of $5.8 million or 21.6%. The increase in cost of revenue was primarily attributable to an increase in affiliate commission expense of $4.5 million, model payments of $0.7 million, and video entertainment costs of $0.6 million.

 Operating Expenses

Product Development. Product development expense for the three months ended March 31, 2012 and 2011 was $4.3 million and $3.9 million, respectively, representing an increase of $0.4 million or 10.3%. The primary reason for the increase in product development expense was due to an increase in headcount to support new initiatives and expected growth.

Selling and Marketing. Selling and marketing expense for the three months ended March 31, 2012 and 2011 was $9.3 million and $7.3 million, respectively, representing an increase of $2.0 million or 27.4%. The increase in selling and marketing expense was primarily due to an increase in our ad buy expenses for our internet segment over the period. The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines.

General and Administrative. General and administrative expense for the three months ended March 31, 2012 and 2011 was $22.4 million and $20.7 million, respectively, representing an increase of $1.7 million or 8.2%. The increase in general and administrative expense is primarily due to an increase in salaries and benefits costs from additional headcount, merchant processing fees, and professional services fees.

Amortization of Acquired Intangibles and Software. Amortization of acquired intangibles and software for the three months ended March 31, 2012 and 2011 was $3.8 million and $3.9 million, respectively. The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized during 2010.  The above decrease was offset in part by newly acquired intangibles and software for Perfectmatch, a leading social networking website and JigoCity, a leading social commerce website.

Depreciation and Other Amortization. Depreciation and other amortization expense for the three months ended March 31, 2012 and 2011 was $0.8 million and $1.2 million, respectively, representing a decrease of $0.4 million or 33.3%. The decrease in depreciation and other amortization is primarily related to certain assets becoming fully depreciated, offset by the purchase of additional fixed assets.

Interest Expense, Net of Interest Income. Interest expense for the three months ended March 31, 2012 and 2011 was $20.9 million and $21.9 million, respectively, representing a decrease of $1.0 million or 4.6%. The decrease was due mainly to debt payments during the year ended December 31, 2011, including approximately $39.5 million of debt paid off with our IPO proceeds.

Other Finance Expenses. Other finance expenses for the three months ended March 31, 2012 were due to charges incurred when we entered into Supplemental Indentures with the Trustee under the Company’s New First Lien Notes and Cash-Pay Second Lien Notes, which was completed on March 27, 2012. These expenses were for third party fees related to the New First Lien Notes and Cash-Pay Second Lien Notes which were determined to be not substantially different than such notes prior to the modifications based on the less than 10% difference in present values of revised cash flows, including the consent fee, as compared with the remaining cash flows under the terms of the notes prior to modification and, accordingly, the modifications were accounted for as if the New First Lien Notes and Cash-Pay Second Lien Notes were not extinguished.  We had no such comparable costs in the same period for 2011.

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

Interest and penalties related to VAT liability not charged to customers for the for the three months ended March 31, 2012 was $0.4 million as compared to $0.5 million for the three months ended March 31, 2011. The decrease in interest and penalties related to VAT not charged to customers is due to VAT settlements with numerous countries. We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $38.4 million of unremitted VAT liability.

Foreign Exchange Loss Principally Related to VAT Liability not Charged to Customers. Foreign exchange loss principally related to VAT not charged to customers for the three months ended March 31, 2012 was $0.9 million as compared to a loss of $2.2 million for the three months ended March 31, 2011.  The loss for the three months ended March 31, 2012 and 2011 is primarily related to the increase in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the weakening of the U.S. dollar.

Change in Fair Value of Acquisition Related Contingent Consideration. Gain on acquisition related contingent consideration for the three months ended March 31, 2012 was $1.4 million.  In conjunction with the acquisition of JigoCity, a liability was recognized for an estimate of the acquisition date fair value of the related contingent consideration which may be paid.  As of March 31, 2012, the fair value of this consideration was valued at $18,000, resulting in an increase to earnings of $1.4 million.

Gain on Liability Related to Warrants. Gain on liability related to warrants for the three months ended March 31, 2012 and 2011 was $0.0 and $0.3 million, respectively.  The liability related to the 501,663 warrants issued in August 2005 was established as a result of new authoritative guidance becoming effective for us as of January 1, 2009.   The remaining unexercised warrants were terminated in conjunction with our IPO in May 2011.  For further information, see "Note 10 —Warrants" in our consolidated financial statements included elsewhere in this Form 10-Q.

Other Non-operating Expense, Net. Other non-operating expense for the three months ended March 31, 2012 was $12,000 as compared to income of $1.1 million for the three months ended March 31, 2011.  Other non-operating income and expenses include miscellaneous transactions not related to our primary operations.  The income in 2011 was primarily due to $1.1 million from the proceeds of a former owner’s life insurance policy.

Income Tax. Income tax expense for the three months ended March 31, 2012 was $0 as compared to $24,000 for the three months ended March 31, 2011.  The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates that its net deferred tax assets at December 31, 2012 will be fully offset by a valuation allowance, no tax benefit has been recognized for the three months ended March 31, 2012 similarly no tax benefit was recognized for the three months ended March 31, 2011.

Net Loss. Net loss for the three months ended March 31, 2012 and 2011 was $13.4 million and $3.7 million, respectively, representing a decrease of $9.7 million. The reduced loss in 2012 was primarily due to a decrease of $8.3 million in gross profit.

Loss on Discontinued Operations. During the first quarter of 2012, the Company began procedures to streamline its operations and announced that certain units within the JigoCity subsidiary would be terminated effective March 31, 2012. As a result of this decision, the Company recognized for the three months ended March 31, 2012, a loss from discontinued operations of approximately $8.1 million including $6.2 million of write-offs related to the closure of the Company’s Shanghai, Singapore, Hong Kong, Malaysia and Australia offices. The Company is retaining the operations of one location in Taiwan, the results of which are included in the consolidated financial statements.

Internet Segment Historical Operating Data for the Three Months Ended March 31, 2012 as compared to the Three Months Ended March 31, 2011

Adult Websites

Subscribers. Subscribers for the three months ended March 31, 2012 were 840,984 as compared to 920,545 for the three months ended March 31, 2011 representing a decrease of 79,561 or 8.6%. The decrease was partially offset by the 434,043 new orders for the three months ended March 31, 2012 as compared to 423,530 for the three months ended March 31, 2011, representing a 2.5% increase.

Churn. Churn for the three months ended March 31, 2012 was 16.8% as compared to 16.2% for the three months ended March 31, 2011 representing an increase of 60 basis points, or a 3.8% increase. Churn is the most direct measurement of the value our subscribers get for the price we charge. We strive to provide our subscribers with a positive user experience minimize technical difficulties and provide a competitively priced service. Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber. ARPU for the three months ended March 31, 2012 was $20.50 as compared to $19.91 for the three months ended March 31, 2011 representing an increase of $0.59 or 3.0%. The increase was primarily driven by an increase in the number of our higher priced monthly subscribers.

Cost Per Gross Addition. CPGA for the three months ended March 31, 2012 was $51.62 as compared to $43.65 for the three months ended March 31, 2011 representing an increase of $7.97 or 18.3%. The increase was primarily driven by an increase in both our affiliate expense and our ad-buy expense on our adult websites from $14.2 million and $4.3 million respectively in the three months ended March 31, 2011 to $17.7 million and $4.7 million in the three months ended March 31, 2012.

Average Lifetime Net Revenue Per Subscriber. Average Lifetime Net Revenue Per Subscriber for the three months ended March 31, 2012 was $70.32 as compared to $79.56 for the three months ended March 31, 2011 representing a decrease of $9.24 or 11.6%. The decrease was primarily driven by the increase in CPGA described above.

General Audience Websites

Subscribers. Subscribers for the three months ended March 31, 2012 were 43,275 as compared to 47,552 for the three months ended March 31, 2011 representing a decrease of 4,277 or 9.0%. The decrease was primarily due to the Company’s focus on a planned re-launch of the PG platform in early 2012.  The first site, BigChurch.com, was formally re-launched in April of 2012.

Churn. Churn for the three months ended March 31, 2012 was 19.2% as compared to 18.6% for the three months ended March 31, 2011 representing an increase of 59 basis points, or 3.2%. Churn is the most direct measurement of the value our subscribers get for the price we charge. We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service. Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber. ARPU for the three months ended March 31, 2012 was $15.41 as compared to $19.78 for the three months ended March 31, 2011 representing a decrease of $4.37 or 22.1%. The reduction was due to change in the mix of subscriber plans.

Cost Per Gross Addition. CPGA for the three months ended March 31, 2012 was $39.96 as compared to $29.28 for the three months ended March 31, 2011 representing an increase of $10.68 or 36.5%. The increase was primarily driven by an increase in our affiliate expense from $0.2 million for the three months ended March 31, 2011 to $0.5 million for the three months ended March 31, 2012.

Average Lifetime Net Revenue Per Subscriber. Average Lifetime Net Revenue Per Subscriber for the three months ended March 31, 2012 was $40.26 as compared to $76.99 for the three months ended March 31, 2011 representing a decrease of $36.73 or 47.7%. The decrease was driven by the increase in Churn and the decrease in ARPU described above.

Live Interactive Video Websites

Average Revenue Per Minute. Average Revenue Per Minute for the three months ended March 31, 2012 was $2.32 as compared to $2.19 for the three months ended March 31, 2011 representing an increase of $0.13, or 5.9%. The primary reason for the increase is that the higher value models represented a larger portion of our total minutes.

Total Purchased Minutes. Total purchased minutes for the three months ended March 31, 2012 were 9.5 million as compared to 8.8 million for the three months ended March 31, 2011 representing an increase of 0.7 million or 8.0%. The primary reason for the increase in purchased minutes was an increase in the number of minutes purchased per user.

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

For instance, we are highly leveraged and we have had a large varying amount of interest expense. We used the proceeds from our IPO to repay a portion of our New First Lien Notes and Cash Pay Second Lien Notes, thereby reducing our interest expense (see "Note 9-Long Term Debt"), as well as incurring a loss on extinguishment of debt. Also in conjunction with our IPO, we were required to begin recording compensation expense related to our stock options. In addition, we have the benefit of interest deductions and tax loss carry forwards which distorts comparisons of income tax benefit from year to year as interest expense is reduced and tax carry forwards are depleted and we book an income tax expense as opposed to a benefit. We believe analysts, investors and others frequently use EBITDA and adjusted EBITDA in the evaluation of companies in our industry.

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

The following table reflects the reconciliation of GAAP net loss to the non-GAAP financial measures of EBITDA and adjusted EBITDA.

EBITDA

	Three Months Ended March 31,
	2012	2011
	(in thousands)	(unaudited)
GAAP net loss	$(21,522)	$(3,681)
Add: Interest expense, net	20,889	21,950
Add: Other finance expenses	500
Add: Income tax expense	—	24
Add: Amortization of acquired intangible assets and software	3,780	3,923
Add: Depreciation and other amortization	767	1,222
EBITDA	$4,414	$23,438
Add: Broadstream arbitration provision	—	1,016
Add: Loss related to VAT liability not charged to customers	1,254	2,736
Add: Stock Compensation Expense	222	—
Add: Severance Expense	424	—
Add: Discontinued Operations	8,097	—
Subtract: Change in fair value of acquisition related contingent consideration	(1,382)	—
Adjusted EBITDA	$13,029	$27,190

(1)
Our new note agreements contain material debt covenants based on our maintaining specified levels of EBITDA(as it is defined in the particular agreement as noted below). Specifically, we are required to maintain the following EBITDA levels for our outstanding debt:

•
For each of the fiscal quarters ending through September 30, 2011, September 30, 2012 and September 30, 2013, our EBITDA (as defined) on a consolidated basis for the four consecutive fiscal quarters ending on such date needs to be greater than $85 million, $90 million and $95 million, respectively. Our EBITDA for the four quarters ended December 31, 2011, as defined in the relevant documents, was $92.9 million.  These levels were amended prospectively for the New First Lien Notes and the Cash Pay Second Lien Notes commencing the fiscal quarter ended March 31, 2012.  For such period, and thereafter, for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013.  Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million.  In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  Our EBITDA for the four quarters ended March 31, 2012 was $78.2 million.  The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, as of the date of this filing, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2012.  The Company’s EBITDA was calculated for such period to be $78.2 million.  In addition, the Total Debt Ratio (as defined) of 6.3:1.0 was above the required maximum level of 6.1:1.0.  In addition, from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet reporting requirement with respect thereto.  On May 11, 2012, the trustee of the Non-Cash Pay Second Lien Notes and the required holders thereof waived (i) the minimum EBITDA and total debt ratio requirements for the first quarter of 2012, (ii) the liquidity covenant through and including August 14, 2012 and (iii) the reporting requirements with respect to (ii).  Under the terms of an Intercreditor and Subordination Agreement among the trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.  Accordingly, the Non-Cash Pay Second Lien Notes are classified as a non-current liability in the accompanying consolidated balance sheet at March 31, 2012.

•	We met our EBITDA covenant requirements for the years ended December 31, 2010 and 2011.

For the quarter ended March 31, 2012, our EBITDA and adjusted EBITDA were $4.4 million and $13.0 million, respectively. Management derived adjusted EBITDA for the three months ended March 31, 2012 using the following adjustments.

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

Impact of JigoCity Discontinued Operations is added back to EBITDA as it relates to businesses of the Company no longer operated.

Acquisition related Contingent Consideration is subtracted as it is a non cash liability.

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

As of March 31, 2012, we had cash of $14.9 million, plus restricted cash of $12.2 million compared to $27.9 million and $13.0 million for the same period in 2011. We generate our cash flows from operations. For the three months ended March 31, 2012 and 2011, cash flows generated from operations were $0.6 million and $9.5 million, respectively. We have no working capital line of credit. Our current New First Lien Notes and Cash Pay Second Lien Notes require us to make principal payments equivalent to 85% of Excess Cash Flow, as defined at 110% of principal 35 calendar days after each quarter end (See Note 9e). During the three months ended March 31, 2012, principal of such notes was reduced by $7.5 million from excess cash flow. On May 4, 2012 we made an Excess Cash Flow payment which resulted in a principal reduction of $2.1 million and $0.95 million of the New First Lien Notes and Cash Pay Second Lien Notes respectively. Our next Excess Cash Flow payment is scheduled for August 5, 2012.

We also made the second payment due to the Broadstream settlement of $5.0 million on September 29, 2011, and the final payment of $2.0 million on January 3, 2012.

The total amount of uncollected payments related to VAT not charged to customers as of March 31, 2012 was $38.4 million, including $21.6 million in potential penalties and interest. We are currently negotiating with tax authorities in the applicable European Union jurisdictions to extend the maturity of the payments. We have settled with tax authorities or paid our tax liabilities in full in certain countries. We are in different stages of negotiations with many other jurisdictions, and we are not able to estimate when the rest of the jurisdictions will be settled or paid in full. However, if we were forced to pay the total amount in the next year, it would have a material adverse effect on our liquidity and capital resources since we will not have sufficient cash flow over the next year to pay these obligations and we expect that our ability to borrow funds to pay these obligations would be limited.

Cash Flow

Net cash provided by operations was $0.6 million for the three months ended March 31, 2012 compared to $9.5 million for the same period in 2011. The decrease was primarily attributable to increases in operating losses offset by increase in non cash interest.

Net cash used in investing activities for the three months ended March 31, 2012 was $1.9 million compared to $1.8 million for the same period in 2011. This increase resulted from cash paid for an acquisition and increased purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2012 was $7.5 million, compared to $14.5 million for the same period in 2011. The decrease is primarily due to reductions in the amounts paid to redeem debt.

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

In March, 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides that the Consolidated EBITDA minimum requirement (as defined in each indenture) be reset to provide that  for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013. Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million. In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  Our EBITDA for the four quarters ended March 31, 2012 was $78.2 million.  The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, as of the date of this filing, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2012.  The Company’s EBITDA was calculated for such period to be $78.2 million.  In addition, the Total Debt Ratio (as defined) of 6.3:1.0 was above the required maximum level of 6.1:1.0.  In addition, from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet reporting requirement with respect thereto.  On May 11, 2012, the trustee of the Non-Cash Pay Second Lien Notes and the required holders thereof waived (i) the minimum EBITDA and total debt ratio requirements for the first quarter of 2012, (ii) the liquidity covenant through and including August 14, 2012 and (iii) the reporting requirements with respect to (ii).  Under the terms of an Intercreditor and Subordination Agreement among the trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.  Accordingly, the Non-Cash Pay Second Lien Notes are classified as a non-current liability in the accompanying consolidated balance sheet at March 31, 2012.

Financing Activities

We are currently highly leveraged and our outstanding notes are secured by substantially all of our assets. Our note agreements and Indentures contain many restrictions and covenants, including financial covenants regarding EBITDA. As disclosed above, we breached a covenant in our Non-Cash Pay Second Lien Indenture. See the section entitled " — Information Regarding EBITDA Covenants" above. To the extent that our notes are not fully repaid, we will remain subject to such restrictions and covenants. Interest expense for the for the three months ended March 31, 2012 totaled $20.9 million.

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

In March 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides, among other things, that the Consolidated EBITDA minimum requirement (as defined in each indenture) be reset.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, is payable on March 31, 2012.  For more information, see Note 9 to the Company’s Audited Financial Statements as of December 31, 2011 and 2010 and the years ended December 31, 2011, 2010 and 2009.

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

The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, as of the date of this filing, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2012.  The Company’s EBITDA was calculated for such period to be $78.2 million.  In addition, the Total Debt Ratio (as defined) of 6.3:1.0 was above the required maximum level of 6.1:1.0.  In addition, from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet reporting requirement with respect thereto.  On May 11, 2012, the trustee of the Non-Cash Pay Second Lien Notes and the required holders thereof waived (i) the minimum EBITDA and total debt ratio requirements for the first quarter of 2012, (ii) the liquidity covenant through and including August 14, 2012 and (iii) the reporting requirements with respect to (ii).  Under the terms of an Intercreditor and Subordination Agreement among the trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.  Accordingly, the Non-Cash Pay Second Lien Notes are classified as a non-current liability in the accompanying consolidated balance sheet at March 31, 2012.

On May 16, 2011, we completed our IPO and issued 5,000,000 shares of common stock at a price of $10.00 per share, raising proceeds of approximately $43.5 million, net of underwriting discounts and commissions and estimated offering costs. Such net proceeds were used to redeem approximately $39.5 million in principal amount of long term debt.

Registration Rights

We agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes. On August 1, 2011, we filed a registration statement with the SEC relating to the exchange offer. In addition, we agreed to file under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. In October 2011, due to an interpretation of the SEC which did not allow an exchange offer for the above referenced notes, we withdrew the exchange offer. On October 18, 2011, we filed a registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. In the event that we fail to satisfy the registration and/or exchange requirements within prescribed time periods, the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5%. (See Note 9 — “Long Term Debt”).  The SEC declared the registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes effective on December 19, 2011.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2012:

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		($ in thousands)
Long-term Notes Payable, including current portion:
New First Lien Notes(1)	$221,170	$2,110	$219,060	—	—
Cash Pay Second Lien Notes(1)	9,991	95	9,896	—	—
Non-Cash Pay Second Lien Notes(1)	265,273	—	265,273	—	—
Sellers Agreements(2)	1,250	1,250	—	—	—
Operating Leases(3)	11,246	2,535	6,591	707	1,413
Other (4)	2,853	2,853		—	—
Total (5)	$511,783	$8,843	$500,820	$707	$1,413

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

(5)
Interest expense has been excluded from the Contractual Obligations table above. As of March 31, 2012, the Company had $221.1 million and $10.0 million of New First Lien Notes and Cash Pay Second Lien Notes, respectively, which would result in an annual cash interest expense obligation of $34.4 million before giving effect to required principal reductions from excess cash flow. No cash interest payments are payable in respect of Non-Cash Pay Second Lien Notes.

Off-Balance Sheet Transactions

As of March 31, 2012, we did not have any off-balance sheet arrangements.

Related Party Transactions

There were no material changes to the Company’s related party transactions as discussed in the section “Related Party Transactions” in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2012, for the year ended December 31, 2011.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk attributed to foreign currency exchange rates and inflation.

Interest Rate Fluctuation Risk

We are not exposed to any interest rate fluctuations.

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange risk is due to our international operations.  As of March 31, 2012, we had a $40.8 million liability for VAT denominated in Euros and $1.2 million of restricted cash denominated in Euros and Pounds held by foreign credit card processors, which represent substantially all of our foreign currency exchange rate exposure.  In addition, we have foreign currency exposure related to the net assets and operations of JigoCity which we acquired in September 2011. In addition, revenues derived from international websites are paid in advance primarily with credit cards and are denominated in local currencies.  Substantially all such currencies are converted into U.S. dollars on the dates of the transactions at rates of exchange in effect on such dates and remitted to us and accordingly, is recorded based on the U.S. dollars received by us.  As a result, our foreign currency exchange risk exposure is not material and is limited to the amount of foreign exchange rate changes on any individual day on the portion of our net revenue received in other currencies.  Restricted cash held by foreign credit card processors and VAT liabilities denominated in foreign currencies are converted into U.S. dollars using current exchange rates in effect as of the balance sheet date.  Gains and losses resulting from transactions denominated in foreign currencies are recorded in the statement of operations.  The potential loss resulting from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates is approximately $4.5 million.  We do not utilize any currency hedging strategies.

Operations of JigoCity’s foreign subsidiaries are conducted in local currencies which represents their functional currencies. Balance sheet accounts of such subsidiaries are translated from foreign currencies into U.S. dollars at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process, which were not significant at March 31, 2012, are not included in the statement of operations, but are included in accumulated other comprehensive income on the consolidated balance sheet.

Inflation Risk

We are subject to the effects of changing prices.  We have, however, generally been able to pass along inflationary increases in our costs by increasing the prices of our products and subscriptions.

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued new authoritative accounting guidance which will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance effective January 1, 2012 without impact to its financial statements.

In June 2011, the FASB issued authoritative guidance that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The update also eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted.  The Company adopted this guidance effective January 1, 2012.

PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

There are no material changes to the material pending legal proceedings described in our Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 29, 2012.

Item 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 29, 2012.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.  OTHER INFORMATION

Non-Cash Pay Second Lien Notes

The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, as of the date of this filing, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2012.  The Company’s EBITDA was calculated for such period to be $78.2 million.  In addition, the Total Debt Ratio (as defined) of 6.3:1.0 was above the required maximum level of 6.1:1.0.  In addition, from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet reporting requirement with respect thereto.  On May 11, 2012, the trustee of the Non-Cash Pay Second Lien Notes and the required holders thereof waived (i) the minimum EBITDA and total debt ratio requirements for the first quarter of 2012, (ii) the liquidity covenant through and including August 14, 2012 and (iii) the reporting requirements with respect to (ii).  Under the terms of an Intercreditor and Subordination Agreement among the trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.  Accordingly, the Non-Cash Pay Second Lien Notes are classified as a non-current liability in the accompanying consolidated balance sheet at March 31, 2012.

Discontinued Operations

During the first quarter of 2012, the Company began procedures to streamline its operations and announced that certain units within the JigoCity subsidiary would be terminated effective March 31, 2012. As a result of this decision, the Company recognized for the three months ended March 31, 2012, a loss from discontinued operations of approximately $8.1 million which includes a loss from discontinued operations for the three months ended March 31, 2012 of $1.9 million and approximately $6.2 million of costs related to the closure of the Company’s Shanghai, Singapore, Hong Kong, Malaysia and Australia offices. The Company is retaining the operations of one location in Taiwan, the results of which are included in the consolidated financial statements.

The results of operations for JigoCity are reported as a discontinued operation for the three months ended March 31, 2012, and accordingly, the accompanying consolidated financial statements have been reclassified separately to report the assets, liabilities and operating results of this business. (See Note 12 to the Company’s Consolidated Financial Statements.)

Item 6.  EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of FriendFinder Networks Inc., which became effective on January 25, 2010(1)
3.2	Amended and Restated Bylaws of FriendFinder Networks Inc.(2)
4.73
Supplemental Indenture, dated as of March 27, 2012, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, N.A. as Trustee relating to the 14% Senior Secured Notes due 2013(2)

4.74
Supplemental Indenture, dated as of March 27, 2012, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, N.A. as Trustee relating to the 14% Cash Pay Secured Notes due 2013(2)

4.75	Waiver Agreement, dated May 11, 2012, by and among INI and the Company and U.S. Bank, N.A., as Trustee relating to the 11.5% Convertible Non-Cash Pay Notes due 2014*
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Dcocument#

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 3.4 filed with the Form S-1(File No. 333-156414) or any of the amendments filed thereto.

(2)	Incorporated by reference to the corresponding exhibit to the Form 10-K for the year ended December 31, 2011.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Marc H. Bell
Name:	Marc H. Bell
Chief Executive Officer

By:	/s/Ezra Shashoua
Name:	Ezra Shashoua
Chief Financial Officer

Date:  May 14, 2012