Form 10-Q
period 2012-06-30
FriendFinder Networks Inc.
filed 2012-08-14
CIK 1451951

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012.

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                                     .

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 7, 2012, there were 32,385,261 shares of Common Stock, $0.001 par value, issued and outstanding.

FRIENDFINDER NETWORKS INC.
FORM 10-Q REPORT

i

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$12,819	$23,364
Restricted cash	10,742	11,177
Accounts receivable, less allowance for doubtful accounts of $1,141 and $1,155, respectively	9,760	8,939
Inventories	702	822
Prepaid expenses	3,895	5,645
Deferred tax asset	4,405	4,405
Assets related to discontinued operations	767	-
Total current assets	43,090	54,352
Film costs, net	4,174	4,105
Property and equipment, net	7,755	7,830
Goodwill	328,061	332,292
Domain names	56,111	56,093
Trademarks	6,613	6,613
Other intangible assets, net	6,771	16,920
Unamortized debt costs	10,284	11,754
Other assets	2,065	3,405
	$464,924	$493,364
LIABILITIES
Current liabilities:
Current installment of long-term debt, net of unamortized discount of $149 and $260, respectively	$7,448	$8,270
Accounts payable	7,270	11,324
Accrued expenses and other liabilities	65,974	68,930
Deferred revenue	38,997	42,299
Liabilities related to discontinued operations	1,510	−
Total current liabilities	121,199	130,823
Deferred tax liability	28,310	28,310
Long-term debt, net of unamortized discount of $27,785 and $34,170, respectively	475,351	462,515
Total liabilities	624,860	621,648
Contingencies (Note 16)

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value — authorized 22,500,000 shares, none issued and outstanding
Common stock, $0.001 par value — authorized 125,000,000 shares issued and outstanding, 32,385,261 shares at June 30, 2012 and 31,219,644 shares at December 31, 2011	32	31
Capital in excess of par value	134,189	133,734
Accumulated deficit	(293,821)	(261,764)
Accumulated other comprehensive loss	(336)	(285)
Total stockholders’ deficiency	(159,936)	(128,284)
	$464,924	$493,364

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue
Service	$76,177	$78,553	$152,021	$157,208
Product	4,908	4,818	10,068	9,683
Total	81,085	83,371	162,089	166,891
Cost of revenue
Service	24,187	21,182	52,763	44,280
Product	3,901	3,865	7,950	7,613
Total	28,088	25,047	60,713	51,893
Gross profit	52,997	58,324	101,376	114,998
Operating expenses:
Product development	3,955	4,149	8,301	8,056
Selling and marketing	9,559	7,059	18,656	14,400
General and administrative	22,131	23,980	44,314	44,671
Amortization of acquired intangibles and software	3,633	3,923	7,413	7,846
Depreciation and other amortization	794	1,217	1,561	2,355
Total operating expenses	40,072	40,328	80,245	77,328
Income from operations	12,925	17,996	21,131	37,670
Interest expense	(21,259)	(22,001)	(42,148)	(43,951)
Other finance expenses	−	−	(500)	−
Interest related to VAT liability not charged to customers	(370)	(434)	(742)	(934)
Foreign exchange gain (loss), principally related to VAT liability not charged to customers	1,883	(718)	1,001	(2,953)
Gain on liability related to warrants	−	119	−	391
Loss on extinguishment of debt	−	(7,312)	−	(7,312)
Change in fair value of acquisition contingent consideration	18	−	1,400	−
Other non-operating expense net	(642)	(4,995)	(654)	(3,913)
Loss from continuing operations before income tax (benefit)	(7,445)	(17,345)	(20,512)	(21,002)
Income tax (benefit)	−	(5,484)	−	(5,460)
Loss from continuing operations	$(7,445)	(11,861)	(20,512)	(15,542)
Loss from discontinued operations	(3,090)	−	(11,545)	−
Net loss	$(10,535)	$(11,861)	$(32,057)	$(15,542)
Net loss per common share — basic and diluted:
Continuing operations	$(0.24)	$(0.55)	$(0.65)	$(0.88)
Discontinued operations	(0.10)	−	(0.37)	−
Net loss	$(0.34)	$(0.55)	$(1.02)	$(0.88)
Weighted average shares outstanding — basic and diluted	31,505	21,426	31,505	17,580

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Loss	$(10,535)	$(11,861)	$(32,057)	$(15,542)
Other comprehensive loss:
Foreign currency translation adjustment	(15)	−	(51)	−
Comprehensive loss	$(10,550)	$(11,861)	$(32,108)	$(15,542)

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Capital in Excess		Accumulated Other
	Shares	Amount	of Par Value	Accumulated Deficit	Comprehensive Loss	Total
Balance at January 1, 2012	31,219,644	$31	$133,734	$(261,764)	$(285)	$(128,284)
Exercise of warrants	285,617
Issuance of non-vested common shares pursuant to restricted stock compensation plans	880,000	1	(1)
Stock based compensation			456			456
Net Loss				(32,057)		(32,057)
Foreign currency translation adjustment					(51)	(51)
Balance at June 30, 2012	32,385,261	$32	$134,189	$(293,821)	$(336)	$(159,936)

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(32,057)	$(15,542)
Adjustment to reconcile net loss to net cash provided by operating activities-continuing operations:
Loss from discontinued operations	11,545	-
Amortization of acquired intangibles and software	7,413	7,846
Depreciation and other amortization	1,561	2,355
Amortization of film costs	1,511	1,773
Deferred income tax benefit	-	(5,460)
Non-cash interest, including amortization of discount and debt costs	25,191	22,842
Provision for doubtful accounts	249	215
Change in value of acquisition related contingent consideration	(1,400)	-
Gain on warrant liability	-	(391)
Loss on extinguishment of debt	-	7,312
Stock based compensation expense	456	2,285
Debt costs	(2,312)	-
Other	341	373
Changes in operating assets and liabilities:
Restricted cash	305	(4,852)
Accounts receivable	(1,070)	(147)
Inventories	120	306
Prepaid expenses	(835)	(192)
Film costs	(1,580)	(1,665)
Other assets	(3)	(122)
Accounts payable	(833)	(3,165)
Accrued expenses and other liabilities	1,539	10,490
Deferred revenue	(3,302)	(2,968)
Net cash provided by continuing operations	6,839	21,293
Net cash used in discontinued operations	(5,111)	-
Net cash provided by operating activities	1,728	21,293
Cash flows from investing activities:
Purchases of property and equipment	(2,520)	(3,461)
Other	(18)	(49)
Net cash (used in) investing activities	(2,538)	(3,510)
Cash flows from financing activities:
Gross proceeds from sale of common stock from initial public offering	-	50,000
Payment of underwriter discount and other offering costs in connection with initial public offering	-	(6,724)
Recovery of debt issuance costs	-	296
Repayment of long-term debt	(9,735)	(67,935)
Net cash (used in) financing activities	(9,735)	(24,363)
Effect of exchange rate changes on cash	-	-
Net (decrease) in cash	(10,545)	(6,580)
Cash at beginning of period	23,364	34,585
Cash at end of period	$12,819	$28,005
Supplemental disclosures of cash flow information:
Cash Paid for:
Interest paid	$16,571	$20,676
Income taxes paid	-	30
Non-Cash Investing and Financing Activities:
Recording of beneficial conversion feature on Non-Cash Pay Second Lien Notes in connection with initial public offering, net of $5,660 of related deferred taxes	-	8,490
Deferred offering costs written off to capital in excess of par value	-	13,267
Conversion of Series A and B convertible preferred stock and series B common stock to common stock	-	12

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Description of Business

FriendFinder Networks Inc. (“FriendFinder”), together with Various, Inc. and its other wholly-owned subsidiaries (hereinafter referred to as the “Company”), is an internet and technology company providing services in the social networking and web-based video sharing markets.  The business consists of creating and operating technology platforms which run several websites throughout the world appealing to users of diverse cultures and interest groups.  The Company is also engaged in entertainment activities consisting of publishing, licensing and studio production and distribution.  The Company publishes PENTHOUSE and other adult-oriented magazines and digests.  Additionally, the Company licenses the PENTHOUSE name for international publication of adult magazines and for use on various products and provides various adult-oriented multimedia entertainment products and services, including content for pay-per-view programming.

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

The Company’s management is responsible for this interim financial information.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company's financial position as of June 30, 2012 and the results of its operations and cash flows for the three months and six months ended June 30, 2012 and 2011.  Interim results may not be indicative of the results that may be expected for the year.

3.           Liquidity

On October 27, 2010, the Company completed a debt restructuring which consolidated substantially all of its debt into three tranches with maturities on September 30, 2013 and on April 30, 2014. On May 16, 2011, the Company completed its IPO and issued 5,000,000 shares of common stock resulting in $43.5 million of net proceeds.  On May 19, 2011, the Company redeemed $39.5 million principal amount of long-term notes from the net proceeds of the IPO at 110% of principal.

As described in Note 9(d), in March 2012, the indentures governing the First Lien Notes and Cash-Pay Second Lien Notes were modified to, among other changes, provide for a reset of the Company’s Consolidated EBITDA minimum requirement (as defined) to be achieved over a period of four consecutive fiscal quarters, require the Company to maintain a certain level of Qualified Cash (as defined) over certain calendar periods, amend the Excess Cash Flow calculation to provide for 85% of Excess Cash Flow (as defined) be applied quarterly as a prepayment against the notes at 110% of principal and state that certain covenant violations under the Non-Cash Pay Second Lien Notes would not cause a default under the First Lien Notes or the Cash Pay Second Lien Notes.  As of March 31, 2012 and June 30, 2012, the Company was not in compliance with certain covenants contained in the indenture governing the Non-Cash Pay Second Lien Notes. The Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived compliance with these covenants.  However, neither the Trustee of the Non-Cash Pay Second Lien indenture nor the holders of the Non-Cash Pay Second Lien Notes may accelerate such Notes or take any other enforcement action until the First Lien Notes are paid in full.  As a result of the modification and the inability to accelerate referred to above, the Company’s debt obligations are classified as long-term in the accompanying consolidated balance sheet at June 30, 2012.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.           Liquidity (continued)

The Company anticipates that it will comply with the revised Consolidated EBITDA and other financial covenants of the First Lien and Cash Pay Second Lien Notes through the maturity date of the notes.  Failure to comply, if not waived, could result in a maturity date acceleration by the lenders.  The First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013 and the Non-Cash Pay Second Lien Notes mature on April 30, 2014.  The Company will be required to either restructure or refinance these notes prior to their maturity dates.  The Company anticipates that it will be able to either restructure or refinance the notes; however there is no assurance that the Company will be able to accomplish such transactions on acceptable terms, or at all. The Company’s inability to accomplish a successful restructuring or refinancing of the notes will have a material adverse effect on the Company’s financial condition.

4.           new accounting pronouncements

In September 2011, the Financial Accounting Standards Board (the "FASB") issued new authoritative accounting guidance which will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance effective January 1, 2012 without impact to its financial statements.

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

5.           Fair Value of Financial Instruments

The fair value hierarchy, established under authoritative accounting guidance, ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Inputs other than quoted prices in active markets, which are directly or indirectly observable for the asset or liability.
•	Level 3 – Unobservable inputs for the asset or liability where there is little or no market data, which requires the reporting entity to develop its own assumptions.

The carrying amounts of receivables and payables approximate their fair values due to the short-term nature of these financial instruments.   As of June 30, 2012, the carrying value of long-term debt was $482.8 million compared to its estimated fair value of $231.0 million. As of December 31, 2011, the carrying value of long-term debt was $470.9 million compared to its estimated fair value of $380.8 million.  The fair value of First Lien Notes of $171.5 million (2012) and $209 million (2011) is based on quoted market prices (level 1), the fair value of the Cash-Pay Second Lien Notes of $5.8 million (2012) and $7.3 million (2011) for which no market activity exists is based on a discount to the quoted price of the First Lien Notes (level 3) and the fair value of Non-Cash Pay Second Lien Notes of $53.7 million (2012) and $164.5 million (2011) for which trading is inactive is based on third party pricing information (level 2).

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

Weighted average shares outstanding — basic and diluted is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common Stock	31,498	17,581	31,447	12,049
Series B common stock	-	957	-	1,398
Common stock purchase warrants	7	2,888	58	4,133
	31,505	21,426	31,505	17,580

In computing diluted loss per share for the three and six month periods, no effect has been given to the common shares issuable at the end of the period upon conversion or exercise or vesting of the following anti-dilutive securities that could potentially dilute basic earnings per share in future periods (in thousands):

	June 30,
	2012	2011
Warrants	6,437	-
Convertible Non Cash Pay Second Lien Notes	8,311	8,311
Non-vested shares	936	-
Employee stock options	1,172	612
Total common shares issuable	16,856	8,923

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

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Acquisition of JigoCity and Related Contingent Consideration (Continued)

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The liability was initially measured as the present value of the put option determined based on estimated future trading prices of FriendFinder's common stock between September 7, 2011 and June 30, 2014 and on the estimated future equity value of JigoCity during such period calculated on multiple scenarios using a Monte Carlo simulation methodology.  The fair value measurement of the acquisition-related contingent consideration is based on unobservable inputs that are supported by little or no market activity and reflect FriendFinder’s own assumptions.  Key assumptions include expected volatility in both the value of JigoCity and in FriendFinder’s common stock during the above period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date, as re-measured on each balance sheet, will be recognized in earnings until the liability is eliminated or settled.  In the second quarter of 2012, the Company decided to either sell or discontinue all operations of JigoCity thereby resulting in the elimination of the liability.   Changes in the carrying value of the liability (included in accrued expenses and other liabilities) during the six months ended June 30, 2012 follows (in thousands):

	Balance at beginning of period		1,400
	Reduction in fair value (a)		(1,400)
	Balance at close of period	$	−
(a)	(a) Caused by the closing and planned disposition of JigoCity operations in all countries (see Note 12)

On August 1, 2012, the equity put agreement was terminated (see Note 17).

The Company has not presented pro-forma results of operations for the 2011 periods as if JigoCity had been acquired as of January 1, 2011 as the operations have been discontinued (see Note 12).

8.           VAT Liabilities

Effective July 1, 2003, as a result of a change in the law in the European Union, Various, Inc., was required to collect VAT from customers in connection with their use of internet services in the European Union provided by Various and remit the VAT to the taxing authorities in the various European Union countries.  As Various did not separately charge its customers for, or remit, the VAT, a liability has been recorded at the date of acquisition in October 2004 to reflect the estimated VAT which should have been collected and remitted on Various’ revenue derived from the various European Union countries since July 1, 2003 or other local implementation date.  In addition, a liability has been recorded at the date of acquisition for interest and penalties related to the unremitted VAT and failure to file tax returns.  Effective July 2008, the Company registered with the European Union and on July 29, 2008 began separately charging VAT to its customers.  The aggregate liability included in accrued expenses and other liabilities, which is denominated in Euros, amounted to $39,085,000 and $41,011,000 at June 30, 2012 and December 31, 2011, respectively, and includes VAT ($17,073,000 and $20,294,000), interest ($13,773,000 and $12,696,000) and penalties ($8,239,000 and $8,020,000). The consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 respectively, include foreign currency transaction gain (loss) of $1,883,000 and $1,001,000 and $(718,000) and $(2,953,000) related to the liability, and interest related to VAT of $370,000, $742,000 and $434,000 and $934,000, respectively.  As of June 30, 2012 the Company has reached settlement with the taxing authority of certain European Union countries related to VAT for periods prior to July 1, 2008 and has not yet reached settlement or has reached partial settlement, with the taxing authority in the following European Union countries: Cyprus, Germany, Italy, Luxembourg, Netherlands, Portugal and Sweden.  The liability as of June 30, 2012 includes $16,536,000 of VAT liability for countries that we have reached settlements with, including a gain of $12,822,000  which we are deferring until we have completed all the terms and conditions of each country’s settlements. Settlements have not been reached for the $20,307,000 balance of the VAT liability. In addition, the Company has $2,242,000 in VAT liability related to current VAT charged to customers. On October 8, 2009, the Company agreed that if the costs of eliminating the pre-acquisition VAT liabilities are less than $29 million, then the principal of the Subordinated Convertible Notes issued to the former owners of Various would be increased for the unused portion of the $29 million plus interest on such difference.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           VAT Liabilities (Continued)

Gain on settlement of VAT liabilities will be recognized upon the Company satisfying the conditions of the settlement and to the extent the aggregate carrying amount of settled VAT liabilities exceeds the agreed settlement amounts and the then potential maximum increase in the principal of the Subordinated Convertible Notes.  In October 2010, the Subordinated Convertible Notes were exchanged for Non-Cash Pay Second Lien Notes and in connection therewith, the Company agreed that the principal increase would apply to the Non-Cash Pay Second Lien Notes. Various has been notified that the German tax authorities and the Office of the District Attorney in Bonn have been investigating Various’ former Chief Executive Officer for alleged intentional evasion of VAT on revenue collected from customers located in Germany commencing in 2003. The German tax authority has attempted unsuccessfully to freeze assets in bank accounts maintained by subsidiaries of Various in Germany, but did freeze assets in the amount of €610,343 held by Various’ credit card processor located in the Netherlands to secure the VAT estimated by the revenue tax authorities to be due from Various from revenue from internet websites in Germany.  At June 30, 2012 and December 31, 2011, the frozen Euros included in restricted cash approximated $773,000 and $790,000, respectively.

9.           long-term debt

Long-term debt consists of the following (in thousands):

	June 30, 2012		December 31, 2011
	Principal	Unamortized Discount	Principal	Unamortized Discount
Debt issued by FriendFinder and INI on October 27, 2010
14% New First Lien Notes due 2011-2013 (a)(d)	$219,061	$3,894	$228,375	$5,602
14% Cash Pay Second Lien Notes due 2013 (b)(d)	9,896	98	10,317	138
11.5% Non-Cash Pay Second Lien Notes, due 2014 (c)(d)	280,526	23,852	265,273	28,519
Other (e)	1,250	90	1,250	171
	$510,733	$27,934	$505,215	$34,430
Less: unamortized discount	(27,934)		(34,430)
Less: current installment of long-term debt, net of unamortized discount $149 and $260, respectively	(7,448)		(8,270)
	$475,351		$462,515

(a)
The New First Lien Notes, approximately $71.8 million principal amount of which are held by a more than 10% stockholder at June 30, 2012, were issued with an original issue discount of $6.1 million, or 2.0%.  The notes mature on September 30, 2013 and accrue interest at a rate per annum equal to 14.0%.  Interest on the notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.  Principal on the New First Lien Notes was payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal, subject to the pro-rata sharing with the Cash Pay Second Lien Notes.  In March 2012, the Excess Cash Flow percentage and the percentage of principal repaid was increased to 85% and 110%, respectively. The New First Lien Notes are guaranteed by domestic subsidiaries of FriendFinder and Interactive Network, Inc. (“INI”) a domestic subsidiary of FriendFinder and co-issuer of the notes and are collateralized by a first-priority lien on all of the Company’s assets as well as a pledge of stock of subsidiaries.  The New First Lien Notes are redeemable prior to maturity at the option of the Company, in whole but not in part, at 110% of principal, plus accrued and unpaid interest.  Noteholders have the option of requiring the Company to repay the New First Lien Notes and Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal.  The Company shall also repay the New First Lien Notes and, in certain circumstances, the Cash Pay Second Lien Notes, with proceeds received from any debt or equity financing (including a secondary offering) and asset sales of more than $25 million at 110% of principal, and with proceeds from other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions. On May 19, 2011, the Company redeemed $37,832,000 principal amount of New First Lien notes and $1,709,000 principal amount of Cash Pay Second Lien notes from the net proceeds of the IPO and incurred a loss on extinguishment of debt of approximately $7.3 million consisting of a redemption premium of $3.9 million and write-off of discount and deferred offering costs of $3.4 million.

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

(c)
The Non-Cash Pay Second Lien Notes, approximately $185.0 million principal amount of which are held by more than 10% stockholders and affiliates, including $1.9 million to entities controlled by certain officers and directors at June 30, 2012, mature on April 30, 2014 and bear interest at 11.5%, payable semi-annually on June 30 and December 31, which may be paid in additional notes at the Company’s option.  While the New First Lien Notes are outstanding, interest must be paid with additional notes.  On June 30, 2012 and 2011 interest amounting to $15.3 million and $28.1 million respectively, was paid through issuance of additional Non- Cash Pay Second Lien Notes.  The Non-Cash Pay Second Lien Notes are guaranteed by the domestic subsidiaries of FriendFinder and INI, co-issuers of the notes, and collateralized by a second priority lien on all of the Company’s assets and a pledge of the stock of subsidiaries; however, such security interest is subordinate to the prior payment of the New First Lien Notes.  The Non-Cash Pay Second Lien Notes are redeemable, at the option of the Company, in whole but not in part, at 100% of principal plus accrued and unpaid interest.  Upon the payment in full of the New First Lien Notes, principal on the Non-Cash Pay Second Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal subject to pro-rata sharing with the Cash Pay Second Lien Notes.  Noteholders have the option of requiring the Company to repay the Non-Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal plus accrued and unpaid interest.  If the New First Lien Notes are paid in full, the Company shall repay the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis with proceeds received from any debt or equity financing (including a secondary offering), and asset sales of more than $25 million at 110% of principal plus accrued and unpaid interest and with proceeds of other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions.

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

As described in (d) below, as of March 31, 2012 and June 30, 2012, the Company was not in compliance with certain covenants contained in the indenture governing the Non-Cash Pay Second Lien Notes.

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

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           long-term Debt (Continued)

The Company had agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes.  In addition, the Company has agreed to file, under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  On August 1, 2011, the Company filed a registration statement on Form S-4 with the SEC relating to the exchange offer.  In October, 2011, due to interpretations of applicable laws and regulations from the staff of the SEC which did not allow an exchange offer for the above referenced notes, the Company withdrew its exchange offer.  On October 17, 2011, the Company filed a registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  The registration statement was declared effective by the SEC on December 19, 2011. The Company has agreed under the indentures governing the above referenced notes to use its reasonable best efforts, subject to applicable law, to keep the registration statement continuously effective until the earlier to occur of (A) the third anniversary of the issue date of the respective notes and (B) such time as there are no notes outstanding.   In the event that the Company fails to satisfy such requirement, the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5 percentage points.

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

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           long-term Debt (Continued)

The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2012 and June 30, 2012.  The Company’s EBITDA was calculated for such periods to be $78.2 million and $69.0 million, respectively.  In addition, the Total Debt Ratio (as defined) for such periods of 6.3:1.0 and 7.4:1.0 was above the required maximum level of 6.1:1.0.  Further, during the quarter ended June 30, 2012, the Company violated certain other debt ratios.  In addition, from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.

On May 11, 2012, the Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived the EBITDA covenant violation and the Total Debt Ratio for the quarter ended March 31, 2012 and minimum liquidity requirement covenant violations through August 14, 2012, as well as the failure to timely comply with minimum liquidity requirement and the reporting requirement thereof.  On August 10, 2012, the Company received a waiver from the Trustee and Required Holders related to its failure to meet the minimum EBITDA requirement as well as the Total Debt and other ratios for the quarter ended June 30, 2012 and the minimum liquidity requirement waiver was extended through November 14, 2012.  As a result of receiving these waivers, the Company was not subject to the post-default interest rate of 15%.

(e)
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

Principal of long-term debt outstanding at June 30, 2012, matures as follows (in thousands):

Twelve months ending June 30,
2013	$7,597
2014	503,136
Total	$510,733

As described above, principal payments on the New First Lien Notes and Cash Pay Second Lien Notes may be accelerated depending on the excess cash flows of the Company.  On August 6, 2012 the Company repaid an aggregate of approximately $6.3 million of principal on the New First Lien Notes and Cash Pay Second Lien Notes under such excess cash flow repayment calculation related to excess cash flow generated in the quarter ended June 30, 2012, which principal amounts are reflected in the 2013 maturities in the above table.

10.           warrants

In January and April 2012, warrants to purchase 235,833 and 49,784 shares of common stock at $0.0002 per share were exercised. As of June 30, 2012, there were 6,436,851 outstanding warrants to purchase voting common stock of the Company, issued in connection with the acquisition of JigoCity. These warrants have an expiration date of December 2021 and exercise prices between $5.00 and $18.00 (see Note 17).

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

A summary of the changes in outstanding stock options for the six months ended June 30, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Terms (Years)
Options outstanding at January 1, 2012	590,250	$10.00	$8.38	6.58
Granted	620,918	$1.39	$0.86	9.57
Forfeited	(39,250)	$10.00	$8.38	-
Options outstanding at June 30, 2012	1,171,918	$5.45	$4.40	7.92
Options exercisable at June 30, 2012	-	-	-	-
Options exercisable and expected to be exercisable at June 30, 2012	945,089	$5.73	-	7.81

Upon the successful completion of the IPO on May 16, 2011, compensation cost was accrued for each vesting tranche over the requisite service period commencing on the date the options were granted and ending on the later of the vesting date or 18 months after the date of the IPO.  Accordingly, in the quarter ended June 30, 2011, a cumulative adjustment of approximately $2 million was made to record compensation cost which accrued prior to May 16, 2011, based on the fair value of the options on the IPO date. For the three months and six months ended June 30, 2012, compensation cost related to options amounted to $222,000 and $440,000, respectively.

Outstanding stock options had no intrinsic value as of June 30, 2012. As of June 30, 2012, there was approximately $691,000 of unrecognized compensation cost related to outstanding stock options which will be recognized over a weighted average period of 3.8 years.

The grant date fair value for options outstanding at January 1, 2012 was estimated on the IPO date using the Black-Scholes option pricing model using the following assumptions: dividend yield of 0%; expected volatility of 106%; a risk-free interest rate of 2.31%, and expected life of 6.5 years.  For the options granted in the six months ended June 30, 2012 the following assumptions were used: dividend yield of 0%; expected volatility of 64.4%; a risk-free interest rate of 1.31%, and expected life of 6.5 years. The expected dividend yield is based on the Company’s historical dividend yield. The expected volatility was based on the average of historical and implied volatilities for a period comparable to the expected life of the options of certain entities considered to be similar to the Company.  The expected life is based on the simplified expected term calculation permitted by the SEC which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on the annual yield on the grant date of a zero-coupon U.S. Treasury bond the maturity of which equals the option’s expected life.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.           Stock Plans (Continued)

On March 23, 2009, the Company’s board of directors approved a 2009 Restricted Stock Plan (the “Restricted Plan”) which became effective upon the consummation of the Company’s IPO.  The aggregate number of shares of restricted stock that may be granted under the plan is limited to one percent of the fully-diluted equity of the Company on the date the IPO was consummated, or 393,875 shares.  The Compensation Committee of the Board of Directors is charged with administering the Restricted Plan and all directors, employees and consultants of FriendFinder or of any subsidiary are eligible to receive restricted stock under the Restricted Plan. Restricted stock granted under the Restricted Plan will generally vest on the third anniversary of the grant date, subject to the recipient’s continued service. Restricted shares will also vest prior to the third anniversary of the grant date if the recipient’s employment has been terminated under certain conditions. Upon the termination of a recipient’s employment, unvested shares of restricted stock will be subject to repurchase by the Company at a price of $2.00 per share. Prior to vesting, the restricted shares may not be sold, assigned, transferred or pledged by the recipient.  As of December 31, 2011, no restricted shares had been granted under the Restricted Plan. In the six months ended June 30, 2012, 380,000 restricted shares were granted under the Restricted Plan.   As of June 30, 2012 there was $524,000 of total unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over the 3 year vesting period. For the six months ended June 30, 2012, there was $16,000 of compensation cost related to restricted shares.

On March 29, 2012, the Company’s Board of Directors adopted the FriendFinder Networks Inc. 2012 Stock Incentive Plan (the "2012 Stock Incentive Plan"), which was approved by the Stockholders of the Company on May 30, 2012. The 2012 Stock Incentive Plan authorizes the Compensation Committee of the Board to grant stock options, restricted stock and other awards that are valued in whole or in part by reference to, or otherwise based on, the common stock for up to 2,000,000 shares of the common stock to our employees, officers, consultants and directors. Stock granted under the 2012 Stock Incentive Plan will generally vest between the third and fifth anniversary of the grant date, subject to the recipient’s continued service.  In the six months ended June 30, 2012, 556,000 shares were granted under the 2012 Stock Incentive Plan.

12.           Discontinued Operations

During the first quarter of 2012, the Company took steps to streamline its operations and, in connection therewith, closed JigoCity operations acquired in September 2011 located in China, Singapore, Hong Kong, Malaysia and Australia.  In the second quarter of 2012, the Company decided to either sell or discontinue its one remaining JigoCity operation in Taiwan and on August 1, 2012 such operation was sold (see Note 17).  The results of operations of such locations were classified as discontinued operations in the accompanying 2012 consolidated statement of operations and for the six month period ended June 30, 2012 resulted in a loss of approximately $11.5 million, including write-offs of goodwill of $4.2 million and other assets, including intangibles, of $3.8 million attributable to such locations.  For the three month period ended June 30, 2012, the loss from discontinued operations attributable to the Taiwan operation amounted to approximately $3.1 million, including writeoffs of goodwill of $1.0 million and other assets including intangibles of $1.0 million.  Taiwan's loss from operations of $358,000 for the three months ended March 31, 2012 has been reclassified as discontinued operations.  Revenues during the three and six months ended June 30, 2012 generated from discontinued operations amounted to approximately $187,000 and $267,000 respectively.

13.           Income Taxes

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates that its net deferred tax assets at December 31, 2012 will be fully offset by a valuation allowance, no tax benefit has been recognized for the three and six months ended June 30, 2012.  The tax benefit for the three and six months ended June 30, 2011 represents a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid in capital.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.           Segment Information

The Company’s reportable segments consist of Internet and Entertainment. For the six months period ended June 30, 2011, the Entertainment Segment recorded revenue of $47,000 from advertising services provided to the Internet segment. Certain corporate expenses and interest  expense are not allocated to segments. Segment assets include intangible, fixed, and all others identified with each segment. Unallocated corporate assets consist primarily of cash, certain prepaid items related to indebtedness and deferred tax assets not assigned to one of the segments.

Information for the Company’s segments is as follows (in thousands):
	June 30, 2012	December 31, 2011
Assets:
Internet	$448,083	$475,578
Entertainment	13,756	16,887
Unallocated corporate	3,085	899
Total	$464,924	$493,364

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue from external customers:
Internet	$75,610	$78,038	$150,925	$156,172
Entertainment	5,475	5,333	11,164	10,719
Total	$81,085	$83,371	$162,089	$166,891

Income from operations:
Internet	$15,044	$21,722	$24,784	$42,693
Entertainment	35	(110)	1	(44)
Total segment income	$15,079	$21,612	$24,785	$42,649
Unallocated corporate	(2,154)	(3,616)	(3,654)	(4,979)
Total	$12,925	$17,996	$21,131	$37,670

For the three and six months ended June 30, 2012 and 2011, included in income from operations are amortization of acquired intangibles and software of $3,633,000 and $7,413,000 and $3,923,000 and $7,846,000, respectively, and depreciation and other amortization of $794,000 and $1,561,000 and $1,217,000 and $2,355,000 respectively, all of which were incurred by the Internet segment.

Net revenues by service and product are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Internet:
Subscription based service	$52,454	$57,310	$105,840	$116,221
Pay by usage service	23,156	20,728	45,085	39,951
	75,610	78,038	150,925	156,172

Entertainment
Magazine	1,939	2,320	4,360	5,043
Video entertainment	2,969	2,450	5,708	4,593
Licensing	567	563	1,096	1,083
	5,475	5,333	11,164	10,719
Total revenue	$81,085	$83,371	$162,089	$166,891

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.           Segment Information (Continued)

The Company derives revenue from international websites and other foreign sources.  Revenues by geographical area based on where the customer is located or the subscription originates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue:
United States	$46,866	$44,861	$93,455	$89,673
Europe	20,122	21,744	40,235	44,277
Canada	4,613	4,551	9,145	8,859
Other	9,484	12,215	19,254	24,082
Total	$81,085	$83,371	$162,089	$166,891
Principally all long-lived assets are located in the United States.

15.           condensed Consolidating financial information

The new First Lien Notes, the Cash Pay Second Lien Notes and the Non-Cash Pay Second Lien Notes were co-issued by FriendFinder and its wholly-owned subsidiary INI and guaranteed by their domestic subsidiaries, which are 100% owned directly or indirectly by FriendFinder.  FriendFinder and INI are holding companies and have no independent assets or operations.  The subsidiary guarantees are full and unconditional and joint and several.  Non-guarantor subsidiaries consist of wholly-owned foreign subsidiaries of JigoCity which were acquired in September 2011. Separate condensed financial statement information for the subsidiary guarantors and non-guarantors as of June 30, 2012 and for the three and six months then ended is as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

	At June 30, 2012
	FriendFinder and INI	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash and restricted cash	$8,071	$15,490		$-	$-	$23,561
Other current assets	291	18,471		-	-	18,762
Assets related to discontinued operations	-			767	-	767
Goodwill	-	328,061		-	-	328,061
Other intangible assets, net	-	69,495		-	-	69,495
Investment in subsidiaries	489,342	(744)		-	(488,598)	-
InterCompany	(171,449)	-		-	171,449	-
Other non-current assets	10,576	13,702		-	-	24,278
Total assets	$336,831	$444,475		$767	$(317,149)	$464,924

Current liabilities	8,987	103,254		-	-	112,241
Liabilities related to discontinued operations	-	-		1,510	-	1,510
Long-term debt	481,640	1,159		-	-	482,799
Other non-current liabilities	19,012	9,298		-	-	28,310
Total liabilities	509,639	113,711		1,510	-	624,860

Stockholders’ (deficiency) equity	(172,807)	330,764	(a)	(744)	(317,149)	(159,936)
Total liabilities and stockholders’ deficiency	$336,832	$444,475		$766	$(317,149)	$464,924
(a) Net of intercompany receivables from FriendFinder of $171,449

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2012
	FriendFinder and INI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net revenue	-	$162,089	$-	-	$162,089
Cost of revenue	-	60,713	-	-	60,713
Operating expenses	$3,438	67,833	-	-	71,271
Depreciation and amortization	-	8,974	-	-	8,974
(Loss) income from operations	(3,438)	24,569	-		21,131

Interest expense, net	(42,046)	(102)	-	-	(42,148)
Other losses and expenses	828	(323)	-	-	505
Discontinued operations	-	-	-	-	-
Equity in subsidiaries’ (loss) earnings	24,144	-	-	(24,144)	-
Loss from continuing operations	(20,512)	24,144	-	(24,144)	(20,512)
Loss from discontinued operations	-	-	(11,545)	-	(11,545)
Equity in subsidiaries-discontinued operations	(11,545)	(11,545)	-	23,090	-
Net (loss) income	$(32,057)	$12,599	$(11,545)	$(1,054)	$(32,057)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2012
	FriendFinder and INI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net revenue	-	$81,085	$-	-	$81,085
Cost of revenue	-	28,088	-	-	28,088
Operating expenses	$1,594	34,051	-	-	35,645
Depreciation and amortization		4,427	-	-	4,427
(Loss) income from operations	(1,594)	14,519	-		12,925

Interest expense, net	(21,209)	(50)	-	-	(21,259)
Other losses and expenses	(57)	946	-	-	889
Discontinued operations	-				-
Equity in subsidiaries’ (loss) earnings	15,415	-	-	(15,415)	-
Loss from continuing operations	(7,445)	15,415	-	(15,415)	(7,445)
Loss from discontinued operations	-	-	(3,090)		(3,090)
Equity in subsidiaries-discontinued operations	(3,090)	(3,090)	-	6,180	-
Net (loss) income	$(10,535)	$12,325	$(3,090)	$(9,235)	$(10,535)

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

	Six Months Ended June 30, 2012
	FriendFinder and INI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net Loss	(32,057)	$12,599	$(11,545)	$(1,054)	$(32,057)
Other comprehensive loss:
Foreign currency translation adjustment	-	-	(51)	-	(51)
Comprehensive (loss) income	$(32,057)	$12,599	$(11,596)	$(1,054)	$(32,108)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30, 2012
	FriendFinder and INI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Net Loss	(10,535)	$12,325	$(3,090)	$(9,235)	$(10,535)
Other comprehensive loss:
Foreign currency translation adjustment	-	-	(15)	-	(15)
Comprehensive (loss) income	$(10,535)	$12,325	$(3,105)	$(9,235)	$(10,550)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2012
	FriendFinder and INI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(25,599)	$31,507	$(4,180)	$-	$1,728

Cash flows from investing activities:
Purchases of property and equipment	-	(2,520)	-	-	(2,520)
Other	-	(18)	-	-	(18)
Net cash (used in) investing activities	-	(2,538)	-	-	(2,538)

Cash flows from financing activities:
Intercompany cash transfers in (out)	29,846	(33,741)	3,895	-	-
Repayment and redemption of long-term debt	(9,735)	-	-	-	(9,735)
Net cash provided by (used in) financing activities	20,111	(33,741)	3,895	-	(9,735)

Net decrease in cash	(5,488)	(4,772)	(285)	-	(10,545)
Cash at beginning of period	13,559	9,520	285	-	23,364
Cash at end of period	8,071	4,748	-	-	12,819

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

On November 28, 2006, Antor Media Corporation (“Antor”) filed a complaint against the Company, its subsidiary, General Media Communications, Inc. (“GMCI”), and several non-affiliated media/entertainment defendants in the U.S. District Court for the Eastern District of Texas, Texarkana Division, for infringement of a Patent titled “Method  and Apparatus for Transmitting Information Recorded on Information Storage Means from a Central Server to Subscribers via a High Data Rate Digital Telecommunications Network.” In 2009, the USPTO issued a Final Office Action rejecting all of the plaintiff’s claims and plaintiff appealed. In 2010, the USPTO Board of Patent Appeals entered an order affirming the rejection of Antor’s claims. In May 2011, Antor filed its notice of appeal of the USPTO Board of Patent Appeals Order.  In July 2012, the Federal Circuit affirmed the USPTO's rejection of all claims of Antor's patent-in-suit as being invalid over the prior art references cited during reexamination. If Antor does not petition for any further review, the Federal Circuit will issue its mandate 52 days from the entry of judgment, on or about September 17, 2012.

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

On November 11, 2011, a putative shareholder class action was filed in the U.S. District Court for the Southern District of Florida by Greenfield Children's Partnership, on behalf of investors who purchased the Company’s common stock pursuant to its initial public offering, against the Company, Ladenburg Thalmann & Co., Inc. and Imperial Capital LLC, the underwriters in the initial public offering, and the Company’s directors and certain of the Company’s executive officers. The complaint alleges, among other things, that the initial public offering documents contained certain false and misleading statements and seeks an unspecified amount of compensatory damages. In March 2012, the plaintiffs filed an amended complaint alleging all of the same causes of action and adding additional factual allegations and in response to the Amended Complaint the Company filed its Motion to Dismiss.  The Company believes it has meritorious defenses to all claims and is vigorously defending the lawsuit.

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

17.           Subsequent Event

On August 1, 2012, FriendFinder sold all of the shares of its wholly owned subsidiary, JGC Holdings Limited ("JGC"), a British Virgin Islands Business Company that owns the operations of JigoCity to JGC Acquisition LLC (the "Purchaser"), an entity controlled by Anthony R. Bobulinski, the former owner of JigoCity. FriendFinder sold the shares for cash consideration in the amount of $1.00 and cancellation of warrants exercisable into 4,111,400 shares of common stock of the Company with exercise prices ranging from $7.00-$18.00 per share originally issued when the Company acquired the operations of JigoCity.  Such warrants were valued at approximately $17,000 at date of sale using a Black Scholes option pricing model using the following assumptions: price of the Company’s stock of $0.85; dividend yield of 0%; expected volatility of 30%; a risk-free interest rate of 1.67% and remaining term of 9.5 years.  Additionally, FriendFinder will reimburse Purchaser up to an aggregate amount of $2.16 million for legitimate business expenses of the Purchaser or JGC for the time period from July 2012 through June 2013. The Purchaser has agreed to indemnify and hold harmless FriendFinder and its affiliates in certain circumstances. As part of the sale transaction, the equity put agreement entered in connection with FriendFinder's acquisition of JigoCity was terminated (see Note 7) and, 500,000 shares of common stock of FriendFinder previously issued in connection with FriendFinder's acquisition of JigoCity will remain in escrow until no later than December 31, 2012 to secure a guaranty by Global Investment Ventures, LLC, an entity wholly-owned by Mr. Bobulinski, of Purchaser's indemnification obligations.  The Company incurred a loss of approximately $1.8 million on the sale which will be recorded as discontinued operations in the quarter ending September 30, 2012.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2012.  This Quarterly Report on Form 10-Q contains forward-looking statements, based on current expectations and related to future events and our future financial performance that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under the section entitled "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2012 and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a leading internet and technology company providing services in the rapidly expanding markets of social networking and web-based video sharing. Our business consists of creating and operating technology platforms which run several of the most heavily visited websites in the world. Through our extensive network of more than 55,000 websites, since our inception, we have built a base of more than 560 million registrants and more than 360 million members in more than 200 countries. We are able to create and maintain, in a cost-effective manner, websites intended to appeal to users of diverse cultures and interest groups. We offer our members a wide variety of online services so that they can interact with each other and access the content available on our websites. Our most heavily visited websites include AdultFriendFinder.com, Amigos.com, AsiaFriendFinder.com, Cams.com, FriendFinder.com, BigChurch.com and SeniorFriendFinder.com. For the three and six months ended June 30, 2012, we had net revenue of $81.1 million and $162.1 million, respectively.

We operate in two segments, internet and entertainment. Our Internet Segment offers services and features that include social networking, online personals, premium content, live interactive video, recorded video, online chatrooms, instant messaging, photo, video and voice sharing, blogs, message board, and free e-mail.  Our revenues to date have been primarily derived from online subscription and paid-usage for our Internet Segment products and services. Our market strategy is to grow this segment and expand our service offerings with complimentary services and features. Our Entertainment Segment produces and distributes original pictorial and video content, licenses the globally-recognized Penthouse brand to a variety of consumer product companies and entertainment venues and publishes branded men's lifestyle magazines. We continually seek to expand our licenses and products in new markets and retail categories both domestically and internationally.

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

In December 2007, we consummated an offering of $5.0 million of Series B Convertible Preferred Stock at a price of $0.59208 per share. The purchasers in the offering included certain current stockholders, including Messrs. Staton and Bell, Florescue Family Corporation, an entity affiliated with one of our former directors, Barry Florescue, and Absolute Income Fund Ltd. We used the proceeds from the Series B Convertible Preferred Stock offering to pay expenses relating to our acquisition of Various in December 2007 and for working capital. In July, 2008, we changed our name from Penthouse Media Group Inc. to FriendFinder Networks Inc.

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

On September 7, 2011, the Company acquired BDM Global Ventures Ltd., the company which owns the operations of JigoCity, for a combination of stock and warrants. The merger consideration consists of approximately 1.6 million shares of the Company’s common stock and approximately 6.4 million the Company’s warrants with exercise prices ranging from $5.00–$18.00 per share and is valued at approximately $7.5 million. JigoCity is a global social commerce organization committed to providing members with high quality daily deals that are relevant to their individual lifestyles.

 On August 1, 2012, the Company sold all of the shares, par value $0.01 per share (the "Shares"), of JGC Holdings Limited ("JGC"), a British Virgin Islands Business Company, and a direct and wholly-owned subsidiary of the Company, that owns the operations of JigoCity to JGC Acquisition LLC (the "Purchaser"), an entity controlled by Anthony R. Bobulinski, the former owner of JigoCity. The Company sold the Shares for cash consideration in the amount of $1.00 and cancellation of warrants exercisable into 4,111,400 shares of common stock of the Company with exercise prices ranging from $7.00-$18.00 per share out of the warrants exercisable into 6,436,851 shares originally issued when the Company acquired the operations of JigoCity. Additionally, the Company will reimburse Purchaser up to an aggregate amount of $2.16 million for legitimate business expenses of the Purchaser or JGC for the time period from July 2012 through June 2013. The Purchaser has agreed to indemnify and hold harmless the Company and its affiliates in certain circumstances. As part of the sale transaction, 500,000 shares of common stock of the Company previously issued in connection with the Company's acquisition of JigoCity will remain in escrow until no later than December 31, 2012 to secure a guaranty by Global Investment Ventures, LLC, an entity wholly-owned by Mr. Bobulinski, of Purchaser's indemnification obligations.

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

In the event that our monthly chargeback ratio and/or monthly reported fraud ratio exceeds the maximum prescribed by the card associations, we are subject to fines and penalties and have paid such fines and penalties over the last several months.  In the event that such ratios do not come within the acceptable guidelines of card associations within a reasonable period of time, we will be subject to prescriptive action, including inability to process recurring transactions and elimination of affiliates directing members to our sites.  See Risk Factor “Continued imposition of tighter processing restrictions by credit card companies and acquiring banks would make it more difficult to generate revenue from our websites” in the Company’s Form 10-K filed on March 29, 2012.

Internet Revenue

Approximately 93.2% and 93.6% of our net revenue for the three months ended June 30, 2012 and 2011, and 93.1% and 93.6% for the six months ended June 30, 2012 and 2011, respectively, was generated from our Internet Segment comprised of social networking, live interactive video and premium content websites.  This revenue is treated as service revenue in our financial statements. We derive our revenue primarily from subscription fees and pay-by-usage fees. These fees are charged in advance and recognized as revenue over the term of the subscription or as the advance payment is consumed on the pay-by-usage basis, which is usually immediately. VAT is presented on a net basis and is excluded from revenue.

Net revenue consists of all revenue net of credits back to customers for disputed charges and any chargeback expenses from credit card processing banks for such items as cancelled subscriptions, stolen cards and non-payment of cards. We estimate the amount of chargebacks and credits that will occur in future periods to offset current revenue. For the three and six months ended June 30, 2012 and 2011, respectively, these credits and chargebacks were 5.5% and 5.8%, and 5.8% and 6.3% respectively, of gross revenue, while chargebacks alone were 0.8% and 1.2% and 1.1% and 1.4%.

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

Entertainment Revenue

Approximately 6.8% and 6.4% of our net revenue for the three months ended June 30, 2012 and 2011, and 6.9% and 6.4% for the six months ended June 30, 2012 and 2011 respectively, was generated by the Entertainment Segment.  Entertainment revenue consists of studio production and distribution, licensing of the Penthouse name, logos, trademarks and artwork for the manufacture, sale and distribution of consumer products and publishing revenue.  This revenue is treated as product revenue in our financial statements, with the exception of revenue derived from licensing, which is treated as service revenue.  For more information regarding our net revenue by service and product, see Note 14, “Segment Information” of our condensed consolidated financial statements included elsewhere in this 10-Q.  We derive revenue through third party license agreements for the distribution of our programming where we either receive a percentage of revenue or a fixed fee.

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

The percentage of revenues derived from these affiliates and the compensation to our affiliates for the three and six months ended June 30, 2012 and 2011 are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Percentage of revenue contributed by affiliates	46.8%	44.6%	46.9%	46%
Compensation to affiliates (in millions)	$16.2	$14.5	$37.0	$30.7

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

Stock Based Compensation

Based on the initial public offering price of $10.00 per share on May 11, 2011, stock-based compensation for the six months ended June 30, 2012, was approximately $0.5 million.  Of such amounts, a cumulative adjustment to compensation expense of approximately $2.0 million was recognized in May 2011 upon the completion of our IPO.

Amortization of Acquired Intangibles and Software

Amortization of acquired intangibles and software is primarily attributable to intangible assets and internal-use software from acquisitions. Identified intangibles and internal-use software resulting from acquisitions were recorded at the acquisition date fair value. The total fair value of these intangibles and internal-use software acquired from Various in 2007 was $182.5 million. The amortization periods vary from two to five years with the weighted average amortization period equaling approximately three years. We recognized amortization expense associated with these assets of $3.6 million and $3.9 million for the three months ended June 30, 2012 and 2011,  and $7.4 million and $7.8 million for the six months ended June 30, 2012 and 2011 respectively.  If we acquire other businesses which results in us owning additional intangible assets, the amortization of any acquired intangible assets could cause our depreciation and amortization expense to increase as a percentage of net revenue.

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

Interest Expense, Net of Interest Income

Interest expense, net of interest income mainly represents interest expense recognized from the debt incurred in connection with the acquisition of Various and the New Financing and an increase in interest expense related to our debt incurred prior to the acquisition. Included in interest expense is amortization of note discounts due to certain warrants issued in connection with our 2005 Notes, 2006 Notes, First Lien Senior Secured Notes and Second Lien Subordinated Secured Notes and amortization of a discount to record the fair value of the Subordinated Convertible Notes at the date of issuance. As the exchange of such notes was not accounted for as extinguishment, subsequent to our debt restructuring on October 27, 2010, interest expense continues to include such amortization together with amortization of original issue discount related to our Senior Secured Notes and Cash Pay Notes and amortization of discount to record the fair value of certain Non-Cash Pay Notes at the date of issuance. Interest expense also includes amortization of deferred debt costs and the 2% and 10% premium paid in connection with payment of debt from excess cash flow each quarter.

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

Interest and Penalties Related to VAT Liability not Charged to Customers

Interest and penalties related to VAT not charged to customers are due to our failure to file VAT tax returns and pay VAT based on the applicable law of each country in the European Union. Commencing in 2003, the member states of the European Union implemented rules requiring the collection and payment of VAT on revenues generated by non-European Union businesses that provide electronic services that are purchased by end users within the European Union. We did not begin collecting VAT from our subscribers until July 2008. At June 30, 2012 and December 31, 2011, the total amount of uncollected VAT payments was approximately $39.1 million and $41.0 million, respectively.  For more information regarding our potential VAT liability, see Note 8 — "VAT Liabilities" in our condensed consolidated financial statements included elsewhere in this Form 10-Q. The majority of the penalties assessed by the various tax jurisdictions related to the VAT liability were incurred prior to our purchase of Various and thus charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers. The portion of interest incurred prior to the purchase of Various was also charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers, and subsequently continues to be recorded on the unpaid amounts. On October 14, 2008, we made an indemnity claim against these notes under the acquisition agreement for Various in the amount of $64.3 million. On June 10, 2009, the United Kingdom taxing authority notified us that it had reversed its previous position and that we were not subject to VAT, which resulted in an approximately $39.5 million reduction in the VAT liability. On October 8, 2009, we settled and released all indemnity claims against the sellers (whether claims are VAT related or not) by reducing the original principal amount of the Subordinated Convertible Notes by the full value of the then-outstanding VAT liability. In addition, the sellers agreed to make available to us, to pay VAT and certain VAT-related expenses, $10.0 million held in a working capital escrow account established at the closing of the Various transaction. As of December 1, 2010, the total $10.0 million had been released from the escrow to reimburse us for VAT-related expenses already incurred. If the actual costs to us of eliminating the VAT liability are less than $29.0 million, after applying amounts from the working capital escrow, then the principal amount of the Non-Cash Pay Notes (notes issued in exchange for the Subordinated Convertible Notes in the New Financing) will be increased by the issuance of new Non-Cash Pay Notes to reflect the difference between $29.0 million and the actual VAT liability, plus interest on such difference. For more information regarding the reductions of the principal amount of Subordinated Convertible Notes as a result of our VAT liability, see Note 8 — "VAT Liabilities".

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

Change in Fair Value of Acquisition Related Contingent Consideration

Change in fair value of acquisition related contingent consideration for the three and six months ended June 30, 2012 was $18,000 and $1.4 million, respectively.  In conjunction with the acquisition of JigoCity, a liability was recognized for an estimate of the acquisition date fair value of the related contingent consideration which may be paid.  As of December 31, 2011, the fair value of this consideration was valued at $1.4 million, resulting in a credit to earnings of $1.4 million during the six months ended June 30, 2012.

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

In connection therewith, the statement of operations for the six months ended June 30, 2011 reflects a gain of $391,000, on re-measurement of the liability. On May 16, 2011, concurrently with the consummation of the Company's IPO, warrants to issue 457,843 shares of common stock at $6.20 per share were net settled, whereby 174,246 shares of common stock were issued upon exercise, equivalent to the intrinsic value of the warrants based on the IPO price of $10 per share, and the Company did not receive any cash proceeds. In addition, warrants to acquire 24,104 common shares at $10.25 per share were terminated as they were not exercised. Accordingly, in May 2011, the liability related to the warrants was eliminated with the carrying value of $3,168,000 related to the exercised warrants transferred to capital in excess of par value and the carrying value of $119,000 related to the terminated warrants recorded as non-operating income. For further information, see "Note 10- Warrants" in our condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Other Non-Operating Income/Expenses, Net

Other non-operating income and expenses include miscellaneous transactions not related to our primary operations. Included in the three and six months ended June 30, 2011 is the settlement of our Broadstream arbitration case for $15 million, which required us to record an additional $5 million of expense.  Also included in the six months ended June 30, 2011 is life insurance proceeds related to the death of the original founder of Penthouse, Robert Guccione of $1.1 million.  The remainder of the other expense in 2012 and 2011, respectively, was due mainly to miscellaneous gains and losses.

Income Tax

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates that its net deferred tax assets at December 31, 2012 will be fully offset by a valuation allowance, no tax benefit has been recognized for the three and six months ended June 30, 2012.  The tax benefit in the three and six months ended June 30, 2011 relates to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature recognized in connection with our IPO.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments are subject to an inherent degree of uncertainty. Our significant accounting policies are more fully described in Note C to our condensed consolidated financial statements contained in the Company’s Form 10-K filed on March 29, 2012. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment in making certain assumptions to be used in making such estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observation of trends in our industry and information available from other outside sources as appropriate. Accounting policies that, in their application to our business, involve the greatest amount of subjectivity by way of management judgments and estimates are those relating to valuation of goodwill, identified intangibles and other long-lived assets, including business combinations and legal contingencies.

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

During the six months ended June 30, 2012, we wrote off $4.2 million of goodwill and $3.8 million of other assets, including intangibles, as a result of the closing and planned disposition of our JigoCity operations.  Such write-offs were charged to discontinued operations.

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

We have acquired the stock or specific assets of certain companies from 2006 through 2011 some of which were considered to be business acquisitions. Under the purchase method of accounting then in effect, the cost, including transaction costs, were allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of identifiable net assets acquired was recorded as goodwill.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue
Internet	$75,610	$78,038	$150,925	$156,172
Entertainment	5,475	5,333	11,164	10,719
Total	81,085	83,371	162,089	166,891
Cost of revenue
Internet	24,187	21,182	52,763	44,280
Entertainment	3,901	3,865	7,950	7,613
Total	28,088	25,047	60,713	51,893
Gross profit
Internet	51,423	56,856	98,162	111,892
Entertainment	1,574	1,468	3,214	3,106
Total	52,997	58,324	101,376	114,998
Income (loss) from operations
Internet	15,044	21,722	24,784	42,693
Entertainment	35	(110)	1	(44)
Unallocated corporate	(2,154)	(3,616)	(3,654)	(4,979)
Total	$12,925	$17,996	$21,131	$37,670

Internet Segment Historical Operating Data

The following table presents certain key business metrics for our adult websites, general audience websites and live interactive video websites for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adult Websites
New members	8,696,463	9,064,405	18,204,140	19,150,498
Beginning subscribers	840,984	920,545	827,728	950,705
New subscribers	393,263	380,456	827,306	803,986
Terminations	439,567	443,268	860,354	896,958
Ending subscribers	794,680	857,733	794,680	857,733
Conversion of members to subscribers	4.5%	4.2%	4.5%	4.2%
Churn	17.9%	16.6%	17.7%	16.5%
ARPU	$20.61	$20.49	$20.93	$20.38
CPGA	$46.57	$41.65	$49.22	$42.70
Average lifetime net revenue per subscriber	$68.46	$81.62	$69.19	$80.54
Net revenue (in millions)	$50.6	$54.6	$101.9	$110.5
General Audience Websites
New members	1,095,069	1,849,003	2,122,401	3,587,052
Beginning subscribers	43,275	47,552	44,519	53,194
New subscribers	22,730	26,663	46,778	50,017
Terminations	27,394	25,804	52,686	54,800
Ending subscribers	38,611	48,411	38,611	48,411
Conversion of members to subscribers	2.1%	1.4%	2.2%	1.4%
Churn	22.3%	17.9%	21.1%	18.0%
ARPU	$15.11	$18.39	$15.58	$18.49
CPGA	$54.83	$22.49	$47.19	$25.16
Average lifetime net revenue per subscriber	$12.91	$80.11	$26.54	$77.71
Net revenue (in millions)	$1.9	$2.6	$3.9	$5.6
Live Interactive Video Websites
Total minutes	9,451,332	8,443,523	18,904,146	17,210,081
Average revenue per minute	$2.45	$2.46	$2.39	$2.32
Net revenue (in millions)	$23.2	$20.7	$45.1	$40.0

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

Our results of operations related to our adult and general audience websites, as distinguished from the live interactive video websites discussed above, reflects the interaction of the conversion of members to subscribers, the churn of subscribers, and the average value of purchased products and services. A negative movement in any one of these items may be offset by a positive movement in another. For more information see the sections in this Form 10-Q entitled "— Results of Operations — Internet Segment Historical Operating Data for the Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011" and " - Results of Operations – Internet Segment Historical Operating Data for the Six Months Ended June 30, 2012 as Compared to the Six Months Ended June 30, 2011."

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

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed discussions for each of our segments. In order to provide a meaningful discussion of our ongoing business, we have provided a discussion of the following:

•
our consolidated results of operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011; and for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

•
an analysis of Internet Segment operating data which are key to an understanding of our operating results and strategies for the three months ended June 30, 2012 as compared to three months ended June 30, 2011 and for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

The following table presents our historical operating results as a percentage of our net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	34.6	30.0	37.5	31.1
Gross profit	65.4	70.0	62.5	68.9
Operating expenses:
Product development	4.9	5.0	5.1	4.8
Selling and marketing	11.8	8.5	11.5	8.6
General and administrative	27.3	28.8	27.3	26.8
Amortization of acquired intangibles and software	4.5	4.7	4.6	4.7
Depreciation and other amortization	1.0	1.4	1.0	1.4
Total operating expenses	49.5	48.4	49.5	46.3
Income from operations	15.9	21.6	13.0	22.6
Interest expense, net of interest income	(26.2)	(26.4)	(26.0)	(26.3)
Interest and penalty related to VAT liability not charged to customers	(0.5)	(0.5)	(0.5)	(0.6)
Other finance expenses	-	-	(0.3)	-
Foreign exchange gain (loss) principally related to VAT liability not charged to customers	2.3	(0.9)	0.6	(1.8)
Gain on liability related to warrants	-	0.2	-	0.2
Loss on extinguishment of debt	-	(8.8)	-	(4.4)
Change in fair value of acquisition related contingent consideration	0.0	-	0.9	-
Other non-operating (expense) income, net	(0.8)	(6.0)	(0.4)	(2.3)
Loss before income tax (benefit) provision	(9.3)	(20.8)	(12.7)	(12.6)
Income tax (benefit) provision	-	(6.6)	-	(3.3)
Net loss from continuing operations	(9.3)	-	(12.7)	-
Loss from discontinued operations, net of tax	(3.8)	-	(7.1)	-
Net Loss:	(13.1)	(14.2)	(19.8)	(9.3)
Foreign Currency Translation Adjustment:	0.0	-	0.0	-
Comprehensive Loss:	(13.1)	(14.2)	(19.8)	(9.3)

Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

Net Revenue.  Net revenue for the three months ended June 30, 2012 and 2011 was $81.1 million and $83.4 million, respectively, representing a decrease of $2.3 million or 2.8%.  Internet revenue for the three months ended June 30, 2012 and 2011 was $75.6 million and $78.0 million, respectively, representing a decrease of $2.4 million or 3.1%.  Entertainment revenue for the three months ended June 30, 2012 and 2011 was $5.5 million and $5.4 million, respectively, representing an increase of $0.1 million or 1.85%.

The decrease in internet revenue was primarily attributable to a decrease in our subscription based service revenue of $4.9 million, or 8.6% due to a decrease in traffic to our websites as well as an increase in churn of our subscribers as described below in our cost of revenue and operating metrics respectively.  The above decline was offset by an increase in our live interactive video websites revenue of $2.4 million, or 11.7%, due mainly to an increase in total minutes purchased which was a direct result of more effective marketing campaigns.  Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected our revenue as well.

Internet revenue for the three months ended June 30, 2012 was comprised of 67.9% relating to our social networking websites, 30.6% relating to our live interactive video websites and 1.5% relating to our premium content websites, as compared to 71.8% for our social networking websites, 26.6% for our live interactive video websites and 1.6% for our premium content websites for the same period in 2011.

Entertainment revenue for the three months ended June 30, 2012 was $5.5 million as compared to $5.4 million for the three months ended June 30, 2011, representing an increase of $0.1 million or 1.85%.  The increase in entertainment revenue was primarily due to an increase in our video entertainment revenue of $0.5 million related to new video distribution deals.  The above was offset by a decrease in our publication revenue of $0.4 million as a result of a decline in the number of magazines sold from 0.7 million to 0.6 million issues.

Entertainment revenue for the three months ended June 30, 2012 was comprised of 35.4% relating to magazine publishing, 54.2% relating to broadcasting and 10.4% relating to licensing, as compared to 43.5% for magazine publishing, 45.9% for broadcasting and 10.6% for licensing for the same period in 2011.

Cost of Revenue.  Cost of revenue for the three months ended June 30, 2012 and 2011 was $28.1 million and $25.0 million, respectively, representing an increase of $3.1 million or 12.4%.  The increase was primarily driven by an increase in our affiliate commissions of $2.1 million and an increase in our model expenses of $1.0 million.

Operating Expenses

Product Development.  Product development expense for the three months ended June 30, 2012 and 2011 was $4.0 million and $4.1 million, respectively, representing a decrease of $0.1 million or 4.7%.  The primary reason for the decrease in product and development was due to the reductions in overhead announced earlier in the year.

Selling and Marketing.  Selling and marketing expense for the three months ended June 30, 2012 and 2011 was $9.6 million and $7.1 million, respectively, representing an increase of $2.5 million or 35.2%.  The increase in selling and marketing expense was primarily due to a $2.3 million increase in our ad buy expenses for our Internet Segment over the period, from $5.5 million for the three months ended June 30, 2011 to $7.8 million for the same period in 2012.  The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines.

General and Administrative.  General and administrative expense for the three months ended June 30, 2012 and 2011 was $22.1 million and $24.0 million, respectively, representing a decrease of $1.9 million or 7.9%.  The decrease in general and administrative expense was primarily due to a decrease  of $1.2 million in legal fees as much of our outstanding litigation including Broadstream is now settled, and also a $1.0 million reduction in salaries, wages and benefits.  We begin to realize the cost savings from our previously announced headcount reductions and a $2.1 million reduction in stock compensation exposure.  These decreases were partly offset by an increase of $1.5 million in merchant fees.

Amortization of Acquired Intangibles and Software.  Amortization of acquired intangibles and software for the three months ended June 30, 2012 and 2011 was $3.6 and $3.9 million, respectively.  The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized.  We have had no significant acquisitions since we acquired Various, Inc.  on December 6, 2007.

Depreciation and Other Amortization.  Depreciation and other amortization expense for the three months ended June 30, 2012 and 2011 was $0.8 million and $1.2 million, respectively.  We continue to purchase additional fixed assets, while certain of our assets are becoming fully depreciated.

Interest Expense, Net of Interest Income.  Interest expense for the three months ended June 30, 2012 and 2011 was $21.3 million and $22.0 million, respectively, representing a decrease of $0.7 million or 3.2%.  The decrease was due mainly to debt payments, including approximately $39.5 million of debt paid off with our IPO proceeds.

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

Interest related to VAT liability not charged to customers for the three months ended June 30, 2012 and 2011 was $0.4 million.  We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $24.3 million of unremitted VAT liability as of June 30, 2012.

Foreign Exchange Gain/(Loss) Principally Related to VAT Liability not Charged to Customers.  Foreign exchange gain principally related to VAT not charged to customers for the three months ended June 30, 2012 was $1.8 million as compared to a loss of $0.7 million for the three months ended June 30, 2011.  The gain for the three months ended June 30, 2012 is primarily related to the decrease in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the strengthening of the U.S. dollar in relation to the Euro.  The loss for the three months ended June 30, 2011 is due to the weakening of the U.S. dollar.

Change in Fair Value of Acquisition Related Contingent Consideration. Gain on acquisition related contingent consideration for the three months ended June 30, 2012 was $18,000.  In conjunction with the acquisition of JigoCity, a liability was recognized for an estimate of the acquisition date fair value of the related contingent consideration which may be paid.  As of June 30, 2012, the fair value of this consideration was valued at zero, resulting in an increase to earnings of $18,000.

Gain on Liability Related to Warrants.  Gain on liability related to warrants for the three months ended June 30, 2012 was $0.0 as compared to a gain of $0.1 million for the same period in 2011.  The liability related to the 501,663 warrants issued in August 2005 was established as a result of new authoritative guidance becoming effective for us as of January 1, 2009.  For further information, see “Note 10 — Warrants” in our condensed consolidated financial statements included elsewhere in this prospectus.

Loss on Extinguishment of Debt:  Loss on extinguishment of debt for the three months ended June 30, 2011 was $7.3 million.  This loss was related to write-off deferred costs and discount and prepayment penalty due to our redeeming approximately $37.8 million of New First Lien Notes and approximately $1.7 million of Cash Pay Second Lien Notes in connection with proceeds received from our IPO in May 2011.  There was no loss on extinguishment of debt for the three months ended June 30, 2012.

Other Non-operating Expense, Net.  Other non-operating expense for the three months ended June 30, 2012 and 2011 was $0.6 million and $5.0 million, respectively.  The expense in 2011 was primarily due to our settlement of the Broadstream arbitration case for $15.0 million, which required us to record an additional $5.0 million of expense.  For further information, see “Note 16-Contingencies” in our condensed consolidated financial statements included elsewhere in this form 10-Q.  The remainder of the other expense in 2012 and 2011, respectively, was due mainly to miscellaneous gains and losses.

Income Tax Benefit.  Income tax benefit for the three months ended June 30, 2012 was $0.0 million as compared to a benefit of $5.5 million for the same period in 2011.  The tax benefit in the three month period ended June 30, 2011, relates to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital in the three month period ended June 30, 2011.  No tax benefit was recorded for the three months ended June 30, 2012, as the Company anticipates that its net deferred tax assets at December 31, 2012 will be fully offset by a valuation allowance.

Loss on Discontinued Operations. During the first quarter of 2012, the Company began procedures to streamline its operations and announced that certain units within the JigoCity subsidiary would be terminated effective March 31, 2012. As a result of this decision, the Company recognized for the three months ended March 31, 2012, a loss from discontinued operations of approximately $8.1 million including $6.2 million of write-offs related to the closure of the Company’s Shanghai, Singapore, Hong Kong, Malaysia and Australia offices.  In the second quarter of 2012, the Company made the decision to either sell the JigoCity operations or shutdown the remaining operations in Taiwan.  As such, an additional loss for discontinued operations was recognized, including $1.5 million of write-offs related to the closure of the remainder of the JigoCity operations.

Net Loss.  Net loss for the three months ended June 30, 2012 and 2011 was $10.5 million and $11.9 million, respectively, representing a decrease of $1.4 million or 11.8%.  The loss in 2012 included a $3.0 million loss from Discontinued Operations from the JigoCity operations.

Six Months Ended June 30, 2012 as Compared to the Six Months Ended June 30, 2011

Net Revenue.  Net revenue for the six months ended June 30, 2012 and 2011 was $162.1 million and $166.9 million, respectively, representing a decrease of $4.8 million or 2.9%.  Internet revenue for the six months ended June 30, 2012 and 2011 was $150.9 million and $156.2 million, respectively, representing a decrease of $5.3 million or 3.4%.  Entertainment revenue for the six months ended June 30, 2012 and 2011 was $11.2 million and $10.7 million, respectively, representing an increase of $0.5 million or 4.7%.

The decrease in internet revenue was primarily attributable to a decrease in our subscription based service revenue of $10.4 million, or 8.9% due to a decrease in traffic to our websites as well as an increase in churn of our subscribers as described below in our cost of revenue and operating metrics respectively.  The above decline was offset by an increase in our live interactive video websites revenue of $5.1 million, or 12.9%, due mainly to an increase in total minutes purchased which was a direct result of more effective marketing campaigns.  Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected our revenue as well.

Internet revenue for the six months ended June 30, 2012 was comprised of 68.4% relating to our social networking websites, 29.9% relating to our live interactive video websites and 1.7% relating to our premium content websites, as compared to 72.8% for our social networking websites, 25.6% for our live interactive video websites and 1.6% for our premium content websites for the same period in 2011.

Entertainment revenue for the six months ended June 30, 2012 was $11.2 million as compared to $10.7 million for the six months ended June 30, 2011, representing an increase of $0.5 million or 4.7%.  The increase in entertainment revenue was primarily due to an increase in our video entertainment revenue of $1.1 million related to new video distribution deals.  The above was offset by a decrease in our publication revenue of $0.6 million as a result of a decline in the number of magazines sold from 1.8 million to 1.6 million issues.

Entertainment revenue for the six months ended June 30, 2012 was comprised of 39.1% relating to magazine publishing, 51.1% relating to broadcasting and 9.8% relating to licensing, as compared to 47.0% for magazine publishing, 42.9% for broadcasting and 10.1% for licensing for the same period in 2011.

Cost of Revenue.  Cost of revenue for the six months ended June 30, 2012 and 2011 was $60.7 million and $51.9 million, respectively, representing an increase of $8.8 million or 17.0%.  The increase was primarily driven by an increase in our affiliate commissions of $6.3 million due to increased levels of promotions and affiliate compensation.

Operating Expenses

Product Development.  Product development expense for the six months ended June 30, 2012 and 2011 was $8.3 million and $8.1 million, respectively, representing an increase of $0.2 million or 2.5%.

Selling and Marketing.  Selling and marketing expense for the six months ended June 30, 2012 and 2011 was $18.7 million and $14.4 million, respectively, representing an increase of $4.3 million or 29.9%.  The increase in selling and marketing expense was primarily due to a $3.7 million increase in our ad buy expenses for our Internet Segment over the period, from $11.3 million for the six months ended June 30, 2011 to $15.0 million for the same period in 2012.  The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines.

General and Administrative.  General and administrative expense for the six months ended June 30, 2012 and 2011 was $44.3 million and $44.7 million, respectively, representing a decrease of $0.4 million or 0.9%.  The above decrease was primarily driven by a $1.4 million reduction in legal fees and a $1.8 million reduction in stock compensation expense partially offset by a $2.8 million increase in merchant fees.

Amortization of Acquired Intangibles and Software.  Amortization of acquired intangibles and software for the six months ended June 30, 2012 and 2011 was $7.4 million and $7.8 million, respectively.  The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized.  We have had no significant acquisitions since we acquired Various, Inc.  on December 6, 2007.

Depreciation and Other Amortization.  Depreciation and other amortization expense for the six months ended June 30, 2012 and 2011 was $1.6 million and $2.4 million, respectively.  We continue to purchase additional fixed assets, while certain of our assets are becoming fully depreciated.

Interest Expense, Net of Interest Income.  Interest expense for the six months ended June 30, 2012 and 2011 was $42.1 million and $44.0 million, respectively, representing a decrease of $1.9 million or 4.3%.  The decrease was due mainly to debt payments, including approximately $39.5 million of debt paid off with our IPO proceeds.

Other Finance Expenses. Other finance expenses for the six months ended June 30, 2012 were due to charges incurred when we entered into Supplemental Indentures with the Trustee under the Company’s New First Lien Notes and Cash-Pay Second Lien Notes, which was completed on March 27, 2012. These expenses were for third party fees related to the New First Lien Notes and Cash-Pay Second Lien Notes which were determined to be not substantially different than such notes prior to the modifications based on the less than 10% difference in present values of revised cash flows, including the consent fee, as compared with the remaining cash flows under the terms of the notes prior to modification and, accordingly, the modifications were accounted for as if the New First Lien Notes and Cash-Pay Second Lien Notes were not extinguished.  We had no such comparable costs in the same period for 2011.

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

Interest related to VAT liability not charged to customers for the six months ended June 30, 2012 was $0.7 million as compared to $0.9 million for the six months ended June 30, 2011.  The decrease in interest related to VAT not charged to customers is due to VAT settlements with additional countries.  We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $24.3 million of unremitted VAT liability as of June 30, 2012.

Foreign Exchange Gain/(Loss) Principally Related to VAT Liability not Charged to Customers.  Foreign exchange gain principally related to VAT not charged to customers for the six months ended June 30, 2012 was $1.0 million as compared to a loss of $3.0 million for the six months ended June 30, 2011.  The gain for the six months ended June 30, 2012 is primarily related to the decrease in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the strengthening of the U.S. dollar.  The loss for the six months ended June 30, 2011 is due to the weakening of the U.S. dollar.

Change in Fair Value of Acquisition Related Contingent Consideration. Gain on acquisition related contingent consideration for the six months ended June 30, 2012 was $1.4 million.  In conjunction with the acquisition of JigoCity, a liability was recognized for an estimate of the acquisition date fair value of the related contingent consideration which may be paid.  As of June 30, 2012, the fair value of this consideration was considered to have no value resulting in an increase to earnings of $1.4 million.

Gain on Liability Related to Warrants.  Gain on liability related to warrants for the six months ended June 30, 2011 was $0.4 million.  The liability related to the 501,663 warrants issued in August 2005 was established as a result of new authoritative guidance becoming effective for us as of January 1, 2009.  For further information, see “Note 10 — Warrants” in our condensed consolidated financial statements included elsewhere in this form 10-Q.

Loss on Extinguishment of Debt:  Loss on extinguishment of debt for the six months ended June 30, 2011 was $7.3 million.  This expense was related to write-off of deferred costs and discount and a prepayment penalty due to our redeeming approximately $37.8 million of New First Lien Notes and approximately $1.7 million of Cash Pay Second Lien Notes in connection with proceeds received from our IPO in May 2011 and approximately $1.7 million of Cash Pay Second Lien Notes in connection with proceeds received from our IPO in May 2011.  There was no loss on extinguishment of debt for the six months ended June 30, 2012.

Other Non-operating Expense, Net.  Other non-operating expense for the six months ended June 30, 2012 was $0.7 million as compared to $3.9 million for the same period in 2011.  The expense in 2011 was primarily due to our settlement of the Broadstream arbitration case for $15.0 million, which required us to record an additional $5.0 million of expense.  For further information, see “Note 16—Contingencies” in our condensed consolidated financial statements included elsewhere in this form 10-Q.  The above expense was offset with life insurance proceeds related to the death of the original founder of Penthouse, Robert Guccione in the amount of $1.1 million.  The remainder of the other expense in 2012 and 2011, respectively, was due mainly to miscellaneous gains and losses.

Income Tax Benefit.  Income tax benefit for the six months ended June 30, 2011 was $5.5 million.  The tax benefit in the six month period ended June 30, 2011, relates to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital in the six month period ended June 30, 2011.  A larger tax benefit related to pre-tax loss was not recognized for the six months ended June 30, 2011 due to an anticipated increase in the valuation allowance against deferred tax assets at year end. There was no Income Tax Benefit for the six months ended June 30, 2012 as the Company anticipates its net deferred tax assets at December 31, 2012 will be fully offset by a valuation allowance.

Loss on Discontinued Operations. During the first quarter of 2012, the Company began procedures to streamline its operations and announced that certain units within the JigoCity subsidiary would be terminated effective March 31, 2012. As a result of this decision, the Company recognized for the three months ended March 31, 2012, a loss from discontinued operations of approximately $8.1 million including $6.2 million of write-offs related to the closure of the Company’s Shanghai, Singapore, Hong Kong, Malaysia and Australia offices.  In the second quarter of 2012, the Company made the decision to either sell the JigoCity operations or shutdown the remaining operations in Taiwan.  As such, an additional loss for discontinued operations of $3.5 million was recognized, of which $0.4 million related to the first quarter, including $2.0 million of write-offs related to the closure of the remainder of the JigoCity operations.

Net Loss.  Net loss for the six months ended June 30, 2012 and 2011 was $32.1 million and $15.5 million, respectively, representing an increase of $16.6 million.  The larger loss in 2012 was primarily due to an $11.5 million loss from Discontinued Operations related to JigoCity.

Internet Segment Historical Operating Data for the Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

Adult Websites

Subscribers.  Subscribers for the three months ended June 30, 2012 were 794,680 as compared to 857,733 for the three months ended June 30, 2011, representing a decrease of 63,053 or 7.4%.  The decrease was primarily driven by the increase in Churn described below.

Churn.  Churn for the three months ended June 30, 2012 was 17.9% as compared to 16.6% for the three months ended June 30, 2011.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the three months ended June 30, 2012 was $20.61 as compared to $20.49 for the three months ended June 30, 2011, representing an increase of $0.12, or 0.6%.

Cost Per Gross Addition.  CPGA for the three months ended June 30, 2012 was $46.57 as compared to $41.65 for the three months ended June 30, 2011, representing an increase of $4.92 or 11.8%.  The increase was primarily driven by an increase in our affiliate expense on our adult websites from $11.7 million in the three months ended June 30, 2011 to $13.5 million in the three months ended June 30, 2012.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the three months ended June 30, 2012 was $68.46 as compared to $81.62 for the three months ended June 30, 2011, representing a decrease of $13.16 or 16.1%.  The decrease was driven by the increase in Churn and CPGA described above.

General Audience Websites

Subscribers.  Subscribers for the three months ended June 30, 2012 were 38,611 as compared to 48,411 for the three months ended June 30, 2011, representing a decrease of 9,800 or 20.2%.  The decrease was primarily driven by the increase in Churn described below.

Churn.  Churn for the three months ended June 30, 2012 was 22.3% as compared to 17.9% for the three months ended June 30, 2011, representing an increase of 440 basis points, or 24.6%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the three months ended June 30, 2012 was $15.11 as compared to $18.39 for the three months ended June 30, 2011, representing a decrease of $3.28 or 17.8%.  The primary reason for the decrease was a shift towards lower priced, longer term subscription plans.

Cost Per Gross Addition.  CPGA for the three months ended June 30, 2012 was $54.83 as compared to $22.49 for the three months ended June 30, 2011, representing an increase of $32.34.  The increase was primarily driven by an increase in our ad-buy expense from $0.2 million for the three months ended June 30, 2011 to $1.1 million for the three months ended June 30, 2012.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the three months ended June 30, 2012 was $12.91 as compared to $80.11 for the three months ended June 30, 2011, representing a decrease of $67.20 or 83.9%.  The decrease was primarily driven by the increase in Churn and CPGA described above.

Live Interactive Video Websites

Average Revenue Per Minute.  Average Revenue Per Minute for the three months ended June 30, 2012 was $2.45 as compared to $2.46 for the three months ended June 30, 2011, representing a decrease of $0.01.

Total Purchased Minutes.  Total purchased minutes for the three months ended June 30, 2012 were 9.5 million as compared to 8.4 million for the three months ended June 30, 2011, representing an increase of 1.1 million or 13.1%.  The primary reason for the increase in purchased minutes was an increase in new members and minutes purchased per member.

Internet Segment Historical Operating Data for the Six Months Ended June 30, 2012 as Compared to the Six Months Ended June 30, 2011

Adult Websites

Subscribers.  Subscribers for the six months ended June 30, 2012 were 794,680 as compared to 857,733 for the six months ended June 30, 2011, representing a decrease of 79,561 or 8.6%.  The decrease was primarily driven by the increase in Churn described below.

Churn.  Churn for the six months ended June 30, 2012 was 17.7% compared to 16.5% for the six months ended June 30, 2011, representing an increase of 120 basis points, or 7.3%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the six months ended June 30, 2012 was $20.93 as compared to $20.38 for the six months ended June 30, 2011, representing an increase of $0.55, or 2.7%.

Cost Per Gross Addition.  CPGA for the six months ended June 30, 2012 was $49.22 as compared to $42.70 for the six months ended June 30, 2011, representing an increase of $6.52 or 15.3%.  The increase was primarily driven by an increase in our affiliate expense on our adult websites from $25.9 million in the six months ended June 30, 2011 to $31.2 million in the six months ended June 30, 2012.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the six months ended June 30, 2012 was $69.19 as compared to $80.54 for the six months ended June 30, 2011, representing a decrease of $11.35 or 14.1%.  The decrease was driven by an increase in the Churn and CPGA described above.

General Audience Websites

Subscribers.  Subscribers for the six months ended June 30, 2012 were 38,611 as compared to 48,411 for the six months ended June 30, 2011, representing a decrease of 9,800 or 20.2%.  The decrease was primarily driven by the increase in Churn described below.

Churn.  Churn for the six months ended June 30, 2012 was 21.1% as compared to 18.0% for the six months ended June 30, 2011, representing an increase of 310 basis points, or 17.2%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the six months ended June 30, 2012 was $15.58 as compared to $18.49 for the six months ended June 30, 2011, representing a decrease of $2.91 or 15.7%.  The primary reason for the decrease was a shift towards lower priced, longer term subscription plans.

Cost Per Gross Addition.  CPGA for the six months ended June 30, 2012 was $47.19 as compared to $25.16 for the six months ended June 30, 2011, representing an increase of $22.03 or 87.6%.  The increase was primarily driven by an increase in our ad-buy expense from $0.4 million for the six months ended June 30, 2011 to $1.6 million for the six months ended June 30, 2012.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the six months ended June 30, 2012 was $26.54 as compared to $77.71 for the six months ended June 30, 2011, representing a decrease of $51.17 or 65.8%.  The decrease was primarily driven by the increase in Churn and CPGA described above.

Live Interactive Video Websites

Average Revenue Per Minute.  Average Revenue Per Minute for the six months ended June 30, 2012 was $2.39 as compared to $2.32 for the six months ended June 30, 2011, representing an increase of $0.07, or 3.0%.

Total Purchased Minutes.  Total purchased minutes for the six months ended June 30, 2012 were 18.9 million as compared to 17.2 million for the six months ended June 30, 2011, representing an increase of 1.7 million or 9.9%.  The primary reason for the increase in purchased minutes was an increase in new members and minutes purchased per member.

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

The following table reflects the reconciliation of GAAP net loss to the non-GAAP financial measures of EBITDA and adjusted EBITDA.

Reconciliation of GAAP Net Loss to EBITDA and Adjusted EBITDA

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
	(in thousands)
GAAP net loss	$(10,535)	$(11,861)	$(32,057)	$(15,542)
Add: Interest expense, net	21,259	22,001	42,148	43,951
Add: Other finance expenses			500
Subtract: Income tax benefit	-	(5,484)	-	(5,460)
Add: Amortization of acquired intangible assets and software	3,633	3,923	7,413	7,846
Add: Depreciation and other amortization	794	1,217	1,561	2,355
EBITDA	$15,151	$9,796	$19,565	$33,150
Add: Broadstream arbitration provision, including related legal fees	-	6,432	-	7,394
Subtract/Add: (Gain)/Loss related to VAT liability not charged to customers	(1,513)	1,152	(259)	3,887
Add: Loss of extinguishment of debt	-	7,312	-	7,312
Add: Severance Expense	3	-	427	-
Add: Discontinued Operations	3,090	-	11,545	-
Add: Stock Compensation Expense	234	2,285	456	2,285
Subtract: Change in fair value of acquisition related contingent consideration	(18)	0	(1,400)	-
Adjusted EBITDA1	$16,947	$26,977	$30,334	$54,028

(1)
Our new note agreements contain material debt covenants based on our maintaining specified levels of EBITDA (as it is defined in the particular agreement as noted below). Specifically, we are required to maintain the following EBITDA levels for our outstanding debt:

•
For each of the fiscal quarters ending through September 30, 2011, September 30, 2012 and September 30, 2013, our EBITDA (as defined) on a consolidated basis for the four consecutive fiscal quarters ending on such dates needs to be greater than $85 million, $90 million and $95 million, respectively. Our EBITDA for the four quarters ended December 31, 2011, as defined in the relevant documents, was $92.9 million.  These levels were amended prospectively for the New First Lien Notes and the Cash Pay Second Lien Notes commencing the fiscal quarter ended March 31, 2012.  For such period, and thereafter, for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013.  Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million.  In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  Our EBITDA for the four quarters ended June 30, 2012 was $69.0 million.  The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, as of the date of this filing, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended June 30, 2012.  The Company’s EBITDA was calculated for such period to be $69.0 million.  In addition, for the second quarter of 2012, the Total Debt Ratio (as defined) of 7.4:1.0 was above the required maximum level of 6.1:1.0.  Further, the Company during such period did not comply with other debt ratios and from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  On August 10, 2012, the Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived (i) the minimum EBITDA and other debt ratio requirements for the second quarter of 2012, and (ii) the liquidity covenant through and including November 14, 2012.  On May 11, 2012, a similar waiver was obtained for the first quarter.  For more information regarding the waiver, see Footnote 9(d) – "Long-Term Debt."  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.  Accordingly, the Non-Cash Pay Second Lien Notes are classified as a non-current liability in the accompanying consolidated balance sheet at June 30, 2012.

•	We met our EBITDA covenant requirements for the years ended December 31, 2010 and 2011.

For the three months ended June 30, 2012 and 2011, our EBITDA was $15.2 million and $9.8 million, and $19.6 million and $33.2 million for the six months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, our adjusted EBITDA was $16.9 million and $27.0 million, and $30.3 million and $54.0 million for the six months ended June 30, 2012 and 2011, respectively.

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

Impact of JigoCity Discontinued Operations is added back to EBITDA as it relates to businesses of the Company no longer operated.  In addition, acquisition related Contingent Consideration is subtracted as it is a non-cash liability.

Stock Compensation Expense was added back as it is a non-cash item that does not relate to the operating performance of the Company.

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

As of June 30, 2012, we had cash of $12.8 million, plus restricted cash of $10.7 million compared to $23.4 million and $11.2 million as of December 31, 2011. We generate our cash flows from operations. For the six months ended June 30, 2012 and 2011, cash flows generated from operations were $1.7 million and $21.3 million, respectively. We have no working capital line of credit. Our current New First Lien Notes and Cash Pay Second Lien Notes require us to make principal payments equivalent to 85% of Excess Cash Flow, as defined at 110% of principal 35 calendar days after each quarter end (See Note 9d). During the six months ended June 30, 2012, principal of such notes was reduced by $9.7 million from excess cash flow. On August 6, 2012 we made an Excess Cash Flow payment which resulted in a principal reduction of $6.1 million and $0.27 million of the New First Lien Notes and Cash Pay Second Lien Notes respectively.

We also made the second payment due to the Broadstream settlement of $5.0 million on September 29, 2011, and the final payment of $2.0 million on January 3, 2012.

The total amount of uncollected payments related to VAT not charged to customers as of June 30, 2012 was $36.8 million, including $22.0 million in potential penalties and interest. We are currently negotiating with tax authorities in the applicable European Union jurisdictions to extend the maturity of the payments. We have settled with tax authorities or paid our tax liabilities in full in certain countries. We are in different stages of negotiations with many other jurisdictions, and we are not able to estimate when the rest of the jurisdictions will be settled or paid in full. However, if we were forced to pay the total amount in the next year, it would have a material adverse effect on our liquidity and capital resources since we will not have sufficient cash flow over the next year to pay these obligations and we expect that our ability to borrow funds to pay these obligations would be limited.

The Company anticipates that it will comply with the revised Consolidated EBITDA and other financial covenants of the First Lien and Cash Pay Second Lien Notes through the maturity date of the notes.  Failure to comply, if not waived, could result in a maturity date acceleration by the lenders.  The First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013 and the Non-Cash Pay Second Lien Notes mature on April 30, 2014.  The Company will be required to either restructure or refinance these notes prior to their maturity dates.  The Company anticipates that it will be able to either restructure or refinance the notes; however there is no assurance that the Company will be able to accomplish such transactions on acceptable terms, or at all. The Company’s inability to accomplish a successful restructuring or refinancing of the notes will have a material adverse effect on the Company’s financial condition.

Cash Flow

Net cash provided by operations was $1.7 million for the six months ended June 30, 2012 compared to $21.3 million for the same period in 2011. The decrease was primarily attributable to increases in operating losses and loss from discontinued operations in 2012.

Net cash used in investing activities for the six months ended June 30, 2012 was $2.5 million compared to $3.5 million for the same period in 2011. This decrease resulted from decreased purchases of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2012 was $9.7 million, compared to $24.4 million for the same period in 2011. The decrease is primarily due to reductions in the amounts paid to pay debt.

Information Regarding EBITDA Covenants

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

In March, 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides that the Consolidated EBITDA minimum requirement (as defined in each indenture) be reset to provide that  for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013. Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million. In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  Our EBITDA for the four quarters ended June 30, 2012 was $69.0 million.  The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, as of the date of this filing, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended June 30, 2012.  The Company’s EBITDA was calculated for such period to be $69.0 million.  In addition, for the second quarter of 2012, the Total Debt Ratio (as defined) of 7.4:1.0 was above the required maximum level of 6.1:1.0.  Further, the Company during such period did not comply with other debt ratios and from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet reporting requirement with respect thereto.  On August 10, 2012, the Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived (i) the minimum EBITDA and other debt ratio requirements for the first quarter of 2012, and (ii) the liquidity covenant through and including November 14, 2012.  On May 11, 2012, a similar waiver was obtained for the first quarter.  For more information regarding the waiver, see Footnote 9(d) – "Long-Term Debt."  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.  Accordingly, the Non-Cash Pay Second Lien Notes are classified as a non-current liability in the accompanying consolidated balance sheet at June 30, 2012.

Financing Activities

We are currently highly leveraged and our outstanding notes are secured by substantially all of our assets. Our note agreements and Indentures contain many restrictions and covenants, including financial covenants regarding EBITDA. As disclosed above, we breached a covenant in our Non-Cash Pay Second Lien Indenture. See the section entitled " — Information Regarding EBITDA Covenants" above. To the extent that our notes are not fully repaid, we will remain subject to such restrictions and covenants. Interest expense for the six months ended June 30, 2012 totaled $42.1 million.

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

The indenture governing the Non-Cash Second Lien Notes was not modified and as of the date of this filing, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended June 30, 2012.  The Company’s EBITDA was calculated for such period to be $69.0 million.  In addition, for the second quarter of 2012, the Total Debt Ratio (as defined) of 7.4:1.0 was above the required maximum level of 6.1:1.0.  Further, the Company during such period did not comply with other debt ratios and from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet reporting requirement with respect thereto.  On August 10, 2012, the Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived (i) the minimum EBITDA and other debt ratio requirements for the first quarter of 2012, and (ii) the liquidity covenant through and including November 14, 2012.  On May 11, 2012, a similar waiver was obtained for the first quarter.  For more information regarding the waiver, see Footnote 9(d) – "Long-Term Debt."  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.  Accordingly, the Non-Cash Pay Second Lien Notes are classified as a non-current liability in the accompanying consolidated balance sheet at June 30, 2012.

On May 16, 2011, we completed our IPO and issued 5,000,000 shares of common stock at a price of $10.00 per share, raising proceeds of approximately $43.5 million, net of underwriting discounts and commissions and estimated offering costs. Such net proceeds were used to redeem approximately $39.5 million in principal amount of long term debt.

Registration Rights

We agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes. On August 1, 2011, we filed a registration statement with the SEC relating to the exchange offer. In addition, we agreed to file under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. In October 2011, due to an interpretation of the SEC which did not allow an exchange offer for the above referenced notes, we withdrew the exchange offer. On October 18, 2011, we filed a registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. In the event that we fail to satisfy the registration and/or exchange requirements within prescribed time periods, the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5 percentage points. (See Note 9 — “Long Term Debt”).  The SEC declared the registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes effective on December 19, 2011.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2012:

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		($ in thousands)
Long-term Notes Payable, including current portion:
New First Lien Notes(1)	$219,060	$6,145	$212,915	—	—
Cash Pay Second Lien Notes(1)	9,896	278	9,618	—	—
Non-Cash Pay Second Lien Notes(1)	280,526	—	280,526	—	—
Sellers Agreements(2)	1,250	1,250	—	—	—
Operating Leases(3)	10,273	2,776	6,202	707	588
Other (4)	1,653	1,590	63	—	—
Total (5)	$522,658	$12,039	$509,324	$707	$588

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

(4)
Other commitments and obligations are comprised of contracts with software licensing, communications, computer hosting, and marketing service providers. These amounts totaled $1.6 million for less than one year. Contracts with other service providers are for 30 day terms or less.

(5)
Interest expense has been excluded from the Contractual Obligations table above. As of June 30, 2012, the Company had $219.0 million and $9.9 million of New First Lien Notes and Cash Pay Second Lien Notes, respectively, which would result in an annual cash interest expense obligation of $32.0 million before giving effect to required principal reductions from excess cash flow. No cash interest payments are payable in respect of Non-Cash Pay Second Lien Notes.

Off-Balance Sheet Transactions

As of June 30, 2012, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange risk is due to our international operations.  As of June 30, 2012, we had a $39.1 million liability for VAT denominated in Euros and $1.2 million of restricted cash denominated in Euros and Pounds held by foreign credit card processors, which represent substantially all of our foreign currency exchange rate exposure.  In addition, we have foreign currency exposure related to the net assets and operations of JigoCity which we acquired in September 2011 however, such exposure has been ended with the discontinuance of such operations. In addition, revenues derived from international websites are paid in advance primarily with credit cards and are denominated in local currencies.  Substantially all such currencies are converted into U.S. dollars on the dates of the transactions at rates of exchange in effect on such dates and remitted to us and accordingly, is recorded based on the U.S. dollars received by us.  As a result, our foreign currency exchange risk exposure is not material and is limited to the amount of foreign exchange rate changes on any individual day on the portion of our net revenue received in other currencies.  Restricted cash held by foreign credit card processors and VAT liabilities denominated in foreign currencies are converted into U.S. dollars using current exchange rates in effect as of the balance sheet date.  Gains and losses resulting from transactions denominated in foreign currencies are recorded in the statement of operations.  The potential loss resulting from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates is approximately $4.0 million.  We do not utilize any currency hedging strategies.

Operations of JigoCity’s foreign subsidiaries are conducted in local currencies which represents their functional currencies. Balance sheet accounts of such subsidiaries are translated from foreign currencies into U.S. dollars at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process, which were not significant at June 30, 2012, are not included in the statement of operations, but are included in accumulated other comprehensive income on the consolidated balance sheet.

Inflation Risk

We are subject to the effects of changing prices.  We have, however, generally been able to pass along inflationary increases in our costs by increasing the prices of our products and subscriptions.

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Change In Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.  OTHER INFORMATION

Non-Cash Pay Second Lien Notes

As of the date of this filing, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended June 30, 2012.  The Company’s EBITDA was calculated for such period to be $69.0 million.  In addition, the Total Debt Ratio (as defined) of 7.4:1.0 was above the required maximum level of 6.1:1.0.  In addition, for the second quarter of 2012, the Total Debt Ratio (as defined) of 7.4:1.0 was above the required maximum level of 6.1:1.0.  Further, the Company during such period did not comply with other debt ratios and from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet reporting requirement with respect thereto.  On August 10, 2012, the Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived (i) the minimum EBITDA and other debt ratio requirements for the first quarter of 2012, and (ii) the liquidity covenant through and including November 14, 2012.  On May 11, 2012, a similar waiver was obtained for the first quarter.  For more information regarding the waiver, see Footnote 9(d) – "Long-Term Debt."  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.  Accordingly, the Non-Cash Pay Second Lien Notes are classified as a non-current liability in the accompanying consolidated balance sheet at June 30, 2012.

Discontinued Operations

During the first quarter of 2012, the Company took steps to streamline its operations and, in connection therewith, closed JigoCity operations acquired in September 2011 located in China, Singapore, Hong Kong, Malaysia and Australia.  In the second quarter of 2012, the Company decided to either sell or discontinue its one remaining JigoCity operation in Taiwan and on August 1, 2012 such operation was sold (see Note 17).  The results of operations of such locations were classified as discontinued operations in the accompanying 2012 consolidated statement of operations and for the six month period ended June 30, 2012 resulted in a loss of approximately $11.5 million, including write-offs of goodwill of $4.2 million and other assets, including intangibles, of $3.8 million attributable to such locations.  For the three month period ended June 30, 2012, the loss from discontinued operations attributable to the Taiwan operation amounted to approximately $3.1 million, including writeoffs of goodwill of $1.0 million and other assets including intangibles of $1.0 million.  Taiwan's loss from operations of $358,000 for the three months ended March 31, 2012 has been reclassified as discontinued operations.  Revenues during the three and six months ended June 30, 2012 generated from discontinued operations amounted to approximately $187,000 and $267,000 respectively.

On August 1, 2012, the Company sold all of the shares, par value $0.01 per share (the "Shares"), of JGC Holdings Limited ("JGC"), a British Virgin Islands Business company, and a direct and wholly-owned subsidiary of the Company, that owns the operations of JigoCity to JGC Acquisition LLC (the "Purchaser"), an entity controlled by Anthony R. Bobulinski, the former owner of JigoCity. The Company sold the Shares for cash consideration in the amount of $1.00 and cancellation of warrants exercisable into 4,111,400 shares of common stock of the Company with exercise prices ranging from $7.00-$18.00 per share out of the warrants exercisable into 6,436,851 shares originally issued when the Company acquired the operations of JigoCity. Additionally, the Company will reimburse Purchaser up to an aggregate amount of $2.16 million for legitimate business expenses of the Purchaser or JGC for the time period from July 2012 through June 2013. The Purchaser has agreed to indemnify and hold harmless the Company and its affiliates in certain circumstances. As part of the sale transaction, 500,000 shares of common stock of the Company previously issued in connection with the Company's acquisition of JigoCity will remain in escrow until no later than December 31, 2012 to secure a guaranty by Global Investment Ventures, LLC, an entity wholly-owned by Mr. Bobulinski, of Purchaser's indemnification obligations.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On August 9, 2012, the Company received a notice of non-compliance from The Nasdaq Stock Market LLC ("Nasdaq") stating that for the last 30 consecutive business days, the market value of the Company's publicly held shares was less than the $15 million minimum required for continued listing on Nasdaq pursuant to Rule 5450(b)(3)(c).   In accordance with Rule 5810(c)(3)(D), the Company is provided with one hundred and eighty (180) calendar days, or until February 5, 2013, to regain compliance.  If, at any time prior to February 5, 2013, the market value of the Company's publicly held shares is $15 million or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide written notification that the Company has achieved compliance and this matter will be closed.  If compliance with Rule 5450(b)(3) cannot be demonstrated by February 5, 2013, then the Nasdaq staff will provide written notification to the Company that its securities are subject to delisting.

On August 9, 2012, the Company received a notice of non-compliance from Nasdaq stating that the minimum bid price of its common stock had fallen below $1.00 per share for the last 30 consecutive business days.  Nasdaq Rule 5450(a)(1) requires a $1.00 minimum bid for continued listing of an issuer's common stock.

In accordance with Rule 5810(c)(3)(A), the Company has until February 5, 2013, one hundred and eighty (180) calendar days from August 9, 2012, to regain compliance.  The Company can regain compliance with the minimum bid price rule if the bid price of its common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days during the 180 calendar day period.  If the Company regains compliance by February 5, 2013, the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5450(a)(1) and this matter will be closed.  However, if the Company is unable to regain compliance by February 5, 2013, the Nasdaq staff will provide the Company written notification that its securities are subject to delisting, unless the Company otherwise qualifies for an extension of time.

The Company intends to monitor the market value of its publicly held securities and the trading price of its publicly held securities and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with the minimum market value of publicly held shares requirement and the minimum bid price requirement by February 5, 2013.

Item 6.  EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of FriendFinder Networks Inc., which became effective on January 25, 2010 (1)
3.2	Amended and Restated Bylaws of FriendFinder Networks Inc. (2)
4.75	Waiver Agreement, dated May 11, 2012, by and among INI, FriendFinder Networks Inc. and U.S. Bank, N.A., as Trustee relating to the 11.5% Convertible Non-Cash Pay Notes due 2014 (3)
4.76	Waiver Agreement, dated August 10, 2012, by and among INI, FriendFinder Networks Inc. and U.S. Bank, N.A., as Trustee relating to the 11.5% Convertible Non-Cash Pay Notes due 2014*
10.1	Amended and Restated Employment Agreement, dated as of May 15, 2012, between FriendFinder Networks Inc., Various, Inc. and Ezra Shashoua (4)
10.2	FriendFinder Networks Inc. 2012 Stock Incentive Plan (5)
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document #**
101.SCH	XBRL Taxonomy Extension Schema Document#**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#**

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

*	Filed herewith.
**	To be filed by amendment.

(1)	Incorporated by reference to Exhibit 3.4 filed with the Form S-1(File No. 333-156414) or any of the amendments filed thereto.
(2)	Incorporated by reference to the corresponding exhibit to the Form 10-K for the year ended December 31, 2011.
(3)	Incorporated by reference to the corresponding exhibit to the Form 10-Q for the quarter ended March 31, 2012.
(4)	Incorporated by reference to the corresponding exhibit to the Form 8-K filed on May 18, 2012.
(5)	Incorporated by reference to Appendix A to FriendFinder Networks Inc.'s definitive proxy statement on Schedule 14A, filed on April 25, 2012.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Anthony Previte
Date: August 14, 2012	Name: Anthony Previte
Chief Executive Officer

By:	/s/Ezra Shashoua
Name: Ezra Shashoua
Chief Financial Officer