Form 10-Q/A
period 2012-06-30
FriendFinder Networks Inc.
filed 2012-09-04
CIK 1451951

United States Securities and Exchange Commission Washington, D.C. 20549 FORM 10-Q/A Amendment No. 1
 ☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
or

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of FriendFinder Networks Inc. (the "Company") for the quarter ended June 30, 2012 filed on August 14, 2012 (the "Form 10-Q") for the sole purpose of furnishing the interactive data files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

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

PART II
OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of FriendFinder Networks Inc., which became effective on January 25, 2010(1)
3.2	Amended and Restated Bylaws of FriendFinder Networks Inc.(2)
4.75	Waiver Agreement, dated May 11, 2012, by and among INI, FriendFinder Networks Inc. and U.S. Bank, N.A., as Trustee relating to the 11.5% Convertible Non-Cash Pay Notes due 2014(3)
4.76	Waiver Agreement, dated August 10, 2012, by and among INI, FriendFinder Networks Inc. and U.S. Bank, N.A., as Trustee relating to the 11.5% Convertible Non-Cash Pay Notes due 2014†
10.1*	Amended and Restated Employment Agreement, dated as of May 15, 2012, between FriendFinder Networks Inc., Varions, Inc. and Ezra Shashoua(4)
10.2*	FriendFinder Networks Inc. 2012 Stock Incentive Plan(5)
31.1†	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2‡	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

†	Previously filed with the Form 10-Q for the quarter ended June 30, 2012.
‡	Previously furnished with the Form 10-Q for the quarter ended June 30, 2012.
*	Management contract or compensatory plan or arrangement.
#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Exhibit 3.4 filed with the Form S-1 (File No. 333-156414) or any of the amendments filed thereto.
(2)	Incorporated by reference to the corresponding exhibit to the Form 10-K for the year ended December 31, 2011.
(3)	Incorporated by reference to the corresponding exhibit to the Form 10-Q for the quarter ended March 31, 2012.
(4)	Incorporated by reference to the corresponding exhibit to the Form 8-K filed on May 18, 2012.
(5)	Incorporated by reference to Appendix A to FriendFinder Networks Inc.'s definitive proxy statement on Schedule 14A, filed on April 25, 2012.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRIENDFINDER NETWORKS INC.

By:        /s/ Anthony Previte
Name: Anthony Previte
            Chief Executive Officer, President and Director

By:         /s/ Ezra Shashoua
Name: Ezra Shashoua
            Chief Financial Officer

Date:  September 4, 2012

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

5