Form 10-Q
period 2012-09-30
FriendFinder Networks Inc.
filed 2012-11-14
CIK 1451951

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012.

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                                     .

Commission File Number
1-34622

FRIENDFINDER NETWORKS INC.
(Exact name of registrant as specified in its charter)

Nevada	13-3750988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6800 Broken Sound Parkway, Suite 200
Boca Raton, Florida  33487
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of November 13, 2012, there were 32,572,761 shares of Common Stock, $0.001 par value, issued and outstanding.

FRIENDFINDER NETWORKS INC.

FORM 10-Q REPORT

INDEX

i

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$14,647	$23,364
Restricted cash	9,992	11,177
Accounts receivable, less allowance for doubtful accounts of $1,063 and $1,155, respectively	13,303	8,939
Inventories	624	822
Prepaid expenses	3,969	5,645
Deferred tax asset	4,405	4,405
Total current assets	46,940	54,352
Film costs, net	3,928	4,105
Property and equipment, net	7,046	7,830
Goodwill	328,061	332,292
Domain names	56,360	56,093
Trademarks	6,613	6,613
Other intangible assets, net	3,064	16,920
Unamortized debt costs	8,152	11,754
Other assets	2,017	3,405
	$462,181	$493,364
LIABILITIES
Current liabilities:
Long-term debt which matures on September 30, 2013 and current installment of long term debt in 2011, net of unamortized discount of $3,273 and $260, respectively	$220,587	$8,270
Accounts payable	8,313	11,324
Accrued expenses and other liabilities	75,317	68,930
Deferred revenue	37,511	42,299
Total current liabilities	341,728	130,823
Deferred tax liability	28,310	28,310
Long-term debt, net of unamortized discount of $21,318 and $34,170, respectively	259,208	462,515
Total liabilities	629,246	621,648
Contingencies (Note 15)

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value — authorized 22,500,000 shares, none issued and outstanding
Common stock, $0.001 par value — authorized 125,000,000 shares issued and outstanding, 32,572,761 shares at September 30, 2012 and 31,219,644 shares at December 31, 2011	32	31
Capital in excess of par value	134,470	133,734
Accumulated deficit	(301,567)	(261,764)
Accumulated other comprehensive loss	−	(285)
Total stockholders’ deficiency	(167,065)	(128,284)
	$462,181	$493,364

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue
Service	$73,224	$77,710	$225,245	$234,918
Product	4,500	5,026	14,568	14,709
Total	77,724	82,736	239,813	249,627
Cost of revenue
Service	22,141	24,267	74,904	68,547
Product	3,519	3,646	11,469	11,259
Total	25,660	27,913	86,373	79,806
Gross profit	52,064	54,823	153,440	169,821
Operating expenses:
Product development	2,420	4,024	10,721	12,080
Selling and marketing	6,404	8,279	25,060	22,679
General and administrative	21,748	22,836	66,062	67,507
Amortization of acquired intangibles and software	3,707	4,060	11,120	11,906
Depreciation and other amortization	800	913	2,361	3,268
Total operating expenses	35,079	40,112	115,324	117,440
Income from operations	16,985	14,711	38,116	52,381
Interest expense	(22,055)	(21,146)	(64,203)	(65,097)
Other finance expenses	−	−	(500)	−
Interest related to VAT liability not charged to customers	(262)	(476)	(1,004)	(1,410)
Foreign exchange (loss) gain, principally related to VAT liability not charged to customers	(463)	1,432	538	(1,521)
Gain on liability related to warrants	−	−	−	391
Loss on extinguishment of debt	−	−	−	(7,312)
Change in fair value of acquisition contingent consideration	−	−	1,400	−
Other non-operating expense net	127	1	(527)	(3,912)
Loss from continuing operations before income tax (benefit)	(5,668)	(5,478)	(26,180)	(26,480)
Income tax (benefit)	−	(82)	−	(5,542)
Loss from continuing operations	$(5,668)	$(5,396)	$(26,180)	$(20,938)
Loss from discontinued operations	(2,078)	−	(13,623)	−
Net loss	$(7,746)	$(5,396)	$(39,803)	$(20,938)
Net loss per common share — basic and diluted:
Continuing operations	$(0.18)	$(0.18)	$(0.83)	$(1.02)
Discontinued operations	(0.07)	−	(0.43)	−
Net loss	$(0.25)	$(0.18)	$(1.26)	$(1.02)
Weighted average shares outstanding — basic and diluted	31,537	30,330	31,516	20,505

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Loss	$(7,746)	$(5,396)	$(39,803)	$(20,938)
Other comprehensive loss:
Foreign currency translation adjustment	−	−	(51)	−
Reclassification of foreign currency translation adjustment related to sale of JigoCity operations	(336)	−	(336)	−
Comprehensive loss	$(8,082)	$(5,396)	$(40,190)	$(20,938)

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Capital in Excess		Accumulated Other
	Shares	Amount	of Par Value	Accumulated Deficit	Comprehensive Loss	Total
Balance at January 1, 2012	31,219,644	$31	$133,734	$(261,764)	$(285)	$(128,284)
Exercise of warrants	285,617
Issuance of restricted and non-restricted common shares pursuant to restricted stock compensation plans	1,067,500	1	(1)
Stock based compensation			754			754
Net Loss				(39,803)		(39,803)
Foreign currency translation adjustment					(51)	(51)
Reclassification to discontinued operations in connection with sale of JigoCity					336	336
Cancellation of warrants in connection with the sale of JigoCity			(17)			(17)
Balance at September 30, 2012	32,572,761	$32	$134,470	$(301,567)	$-	$(167,065)

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(39,803)	$(20,938)
Adjustment to reconcile net loss to net cash provided by operating activities-continuing operations:
Loss from discontinued operations	13,640	─
Amortization of acquired intangibles and software	11,120	11,906
Depreciation and other amortization	2,361	3,268
Amortization of film costs	2,213	2,141
Deferred income tax benefit	−	(5,542)
Non-cash interest, including amortization of discount and debt costs	38,508	35,452
Provision for doubtful accounts	368	105
Change in value of acquisition related contingent consideration	(1,400)	─
Gain on warrant liability	─	(391)
Loss on extinguishment of debt	─	7,312
Stock based compensation expense	754	2,554
Debt costs	(2,312)	─
Other	865	590
Changes in operating assets and liabilities:
Restricted cash	1,055	(4,218)
Accounts receivable	(4,732)	(112)
Inventories	198	235
Prepaid expenses	(422)	(310)
Film costs	(2,037)	(1,991)
Other assets	96	─
Accounts payable	(667)	(1,465)
Accrued expenses and other liabilities	2,407	(2,972)
Deferred revenue	(4,788)	(4,017)
Net cash provided by continuing operations	17,424	21,607
Net cash used in discontinued operations	(6,979)	─
Net cash provided by operating activities	10,445	21,607
Cash flows from investing activities:
Purchases of property and equipment	(2,813)	(4,472)
Cash paid for acquisition	─	(2,003)
Other	(267)	(49)
Net cash used in investing activities	(3,080)	(6,524)
Cash flows from financing activities:
Gross proceeds from sale of common stock from initial public offering	─	50,000
Payment of underwriter discount and other offering costs in connection with initial public offering	─	(6,724)
Recovery of debt issuance costs	─	296
Repayment of long-term debt	(16,082)	(76,770)
Net cash used in financing activities	(16,082)	(33,198)
Effect of exchange rate changes on cash
Net decrease in cash	(8,717)	(18,115)
Cash at beginning of period	23,364	34,585
Cash at end of period	$14,647	$16,470
Supplemental disclosures of cash flow information:
Cash Paid for:
Interest	$24,673	$29,030
Income taxes		30
Non-Cash Investing and Financing Activities:
Recording of beneficial conversion feature on Non-Cash Pay Second Lien Notes in connection with initial public offering, net of $5,660 of related deferred taxes		8,490
Deferred offering costs written off to capital in excess of par value		13,267
Conversion of Series A and B convertible preferred stock and series B common stock to common stock		12
Common Stock and warrants issued and contingent consideration liability in connection with acquisitions		8,000

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

The Company’s management is responsible for this interim financial information.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company's financial position as of September 30, 2012 and the results of its operations and cash flows for the three months and nine months ended September 30, 2012 and 2011.  Interim results may not be indicative of the results that may be expected for the year.

3.           Liquidity

On October 27, 2010, the Company completed a debt restructuring which consolidated substantially all of its debt into three tranches with maturities on September 30, 2013 and on April 30, 2014. On May 16, 2011, the Company completed its initial public offering ("IPO") and issued 5,000,000 shares of common stock resulting in $43.5 million of net proceeds.  On May 19, 2011, the Company redeemed $39.5 million principal amount of long-term notes from the net proceeds of the IPO at 110% of principal.

As described in Note 9(d), in March 2012, the indentures governing the New First Lien Notes and Cash-Pay Second Lien Notes were modified to, among other changes, provide for a reset of the Company’s Consolidated EBITDA minimum requirement (as defined) to be achieved over a period of four consecutive fiscal quarters, require the Company to maintain a certain level of Qualified Cash (as defined) over certain calendar periods, amend the Excess Cash Flow calculation to provide for 85% of Excess Cash Flow (as defined) be applied quarterly as a prepayment against the notes at 110% of principal and state that certain covenant violations under the Non-Cash Pay Second Lien Notes would not cause a default under the New First Lien Notes or the Cash Pay Second Lien Notes.  The Company did not make an Excess Cash Flow payment due on November 5, 2012 and therefore, the New First Lien Notes and Cash Pay Second Lien Notes are in default as of November 5, 2012, and the grace period with respect thereto lapsed on November 14, 2012.  As such, post-default interest of 17.5% accrues commencing as of the default date.  The Company has received forbearance agreements from over 80% of its senior lenders and all of its Cash Pay Second Lien lenders with respect to such defaults in exchange for a forbearance fee equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  The forbearance agreement remains in place until the earlier of February 4, 2013, a default other than for not making the Excess Cash Flow payment, acceleration by the Trustee, or certain other circumstances.  The New First Lien Notes and Cash Pay Second Lien Notes which mature on September 30, 2013, are classified as current liabilities in the accompanying balance sheet at September 30, 2012.

As of March 31, 2012, June 30, 2012 and September 30, 2012, the Company was not in compliance with certain covenants contained in the indenture governing the Non-Cash Pay Second Lien Notes. The Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived compliance with these covenants for the periods ended March 31 and June 30, 2012 but did not waive compliance as of September 30, 2012.  However, neither the Trustee of the Non-Cash Pay Second Lien indenture nor the holders of the Non-Cash Pay Second Lien Notes may accelerate such Notes or take any other enforcement action until the New First Lien Notes are paid in full.  As a result of the inability to accelerate as well as that the default on the First Lien Notes occurred subsequent to September 30, 2012, the Company’s Non-Cash Pay Second Lien Notes which mature on April 30, 2014, are classified as non-current liabilities in the accompanying consolidated balance sheet at September 30, 2012.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.           Liquidity (continued)

The New First Lien Notes and Cash Pay Second Lien Notes are subject to a maturity date acceleration by the lenders; however, over 80% of the New First Lien lenders and all of the Cash Pay Second Lien lenders have entered into forbearance agreements with the Company.  The First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013 and the Non-Cash Pay Second Lien Notes mature on April 30, 2014.  The Company will be required to either restructure or refinance these notes prior to their maturity dates.  The Company’s inability to accomplish a successful restructuring or refinancing of the notes will have a material adverse effect on the Company’s financial condition and may affect its ability to continue operations.  Based on cash provided from operating activities (after interest payments on debt) during the past several years and the current nine-month period, a substantial percentage of which has been used to make principal payments on debt and its forecasts of future operating cash flow, the Company anticipates that it will be able to either restructure or refinance the notes; however there is no assurance that the Company will be able to accomplish such transactions on acceptable terms, or at all.

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

In July 2012, the FASB issued authoritative guidance to simplify the assessment of testing the impairment of indefinite-lived intangible assets other than goodwill.  The guidance allows the Company to do an initial qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts prior to performing the quantitative indefinite-lived intangible asset impairment test.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted.  The Company does not believe the adoption of this guidance will have a material effect on its financial statements.

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

The carrying amounts of receivables and payables approximate their fair values due to the short-term nature of these financial instruments.   As of September 30, 2012, the carrying value of long-term debt was $479.8 million compared to its estimated fair value of $231.0 million. As of December 31, 2011, the carrying value of long-term debt was $470.9 million compared to its estimated fair value of $380.8 million.  The fair value of First Lien Notes of $175.4 million (2012) and $209 million (2011) is based on quoted market prices (level 1), the fair value of the Cash-Pay Second Lien Notes of $5.6 million (2012) and $7.3 million (2011) for which no market activity exists is based on a discount to the quoted price of the New First Lien Notes (level 3) and the fair value of Non-Cash Pay Second Lien Notes of $53.9 million (2012) and $164.5 million (2011) for which trading is inactive is based on third party pricing information (level 2).

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

Weighted average shares outstanding — basic and diluted is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Common Stock	31,537	30,012	31,477	16,726
Series B common stock	─	33	─	942
Common stock purchase warrants	─	285	39	2,837
	31,537	30,330	31,516	20,505

In computing diluted loss per share for the three and six month periods, no effect has been given to the common shares issuable at the end of the period upon conversion or exercise or vesting of the following anti-dilutive securities that could potentially dilute basic earnings per share in future periods (in thousands):

	September 30,
	2012	2011
Warrants	2,325	6,437
Convertible Non-Cash Pay Second Lien Notes	8,311	8,311
Non-vested shares	936	─
Employee stock options	1,138	608
Total common shares issuable	12,710	15,356

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

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Acquisition of JigoCity and Related Contingent Consideration (Continued)

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The liability was initially measured as the present value of the put option determined based on estimated future trading prices of FriendFinder's common stock between September 7, 2011 and June 30, 2014 and on the estimated future equity value of JigoCity during such period calculated on multiple scenarios using a Monte Carlo simulation methodology.  The fair value measurement of the acquisition-related contingent consideration is based on unobservable inputs that are supported by little or no market activity and reflect FriendFinder’s own assumptions.  Key assumptions include expected volatility in both the value of JigoCity and in FriendFinder’s common stock during the above period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date, as re-measured on each balance sheet, will be recognized in earnings until the liability is eliminated or settled.  In the second quarter of 2012, the Company decided to either sell or discontinue all operations of JigoCity thereby resulting in the elimination of the liability.   Changes in the carrying value of the liability (included in accrued expenses and other liabilities) during the nine months ended September 30, 2012 follows (in thousands):

Balance at beginning of period		1,400
Reduction in fair value (a)		(1,400)
Balance at close of period	$	−
  (a)Caused by the closing and disposition of JigoCity operations in all countries

On August 1, 2012, in connection with the sale of the JigoCity operations, the equity put agreement was terminated.

The Company has not presented pro-forma results of operations for the 2011 periods as if JigoCity had been acquired as of January 1, 2011 as the operations have been discontinued and sold (see Note 12).

8.           VAT Liabilities

Effective July 1, 2003, as a result of a change in the law in the European Union, Various, Inc., was required to collect VAT from customers in connection with their use of internet services in the European Union provided by Various and remit the VAT to the taxing authorities in the various European Union countries.  As Various did not separately charge its customers for, or remit, the VAT, a liability has been recorded at the date of acquisition in October 2004 to reflect the estimated VAT which should have been collected and remitted on Various’ revenue derived from the various European Union countries since July 1, 2003 or other local implementation date.  In addition, a liability has been recorded at the date of acquisition for interest and penalties related to the unremitted VAT and failure to file tax returns.  Effective July 2008, the Company registered with the European Union and on July 29, 2008 began separately charging VAT to its customers.  The aggregate liability included in accrued expenses and other liabilities, which is denominated in Euros, amounted to $40,064,000 and $41,011,000 at September 30, 2012 and December 31, 2011, respectively, and includes VAT ($18,803,000 and $20,294,000), interest ($13,147,000 and $12,696,000) and penalties ($8,114,000 and $8,020,000). The consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 respectively, include foreign currency transaction (loss) gain of ($463,000) and $538,000 and $1,432,000 and ($1,521,000) related to the liability, and interest related to VAT of $262,000, $1,004,000 and $476,000 and $1,410,000, respectively.  As of September 30, 2012 the Company has reached settlement with the taxing authority of certain European Union countries related to VAT for periods prior to July 1, 2008 and has not yet reached settlement or has reached partial settlement, with the taxing authority in the following European Union countries: Cyprus, Germany, Italy, Luxembourg, Netherlands, Portugal and Sweden.  The liability as of September 30, 2012 includes $17,035,000 of VAT liability for countries that we have reached settlements with, including a gain of $13,237,000 which we are deferring until we have completed all the terms and conditions of each country’s settlements. Settlements have not been reached for the $20,458,000 balance of the VAT liability. In addition, the Company has $2,571,000 in VAT liability related to current VAT charged to customers. On October 8, 2009, the Company agreed that if the costs of eliminating the pre-acquisition VAT liabilities are less than $29 million, then the principal of the Subordinated Convertible Notes issued to the former owners of Various would be increased for the unused portion of the $29 million plus interest on such difference.

Gain on settlement of VAT liabilities will be recognized upon the Company satisfying the conditions of the settlement and to the extent the aggregate carrying amount of settled VAT liabilities exceeds the agreed settlement amounts and the then potential maximum increase in the principal of the Subordinated Convertible Notes.  In October 2010, the Subordinated Convertible Notes were exchanged for Non-Cash Pay Second Lien Notes and in connection therewith, the Company agreed that the principal increase would apply to the Non-Cash Pay Second Lien Notes. Various has been notified that the German tax authorities and the Office of the District Attorney in Bonn have been investigating Various’ former Chief Executive Officer for alleged intentional evasion of VAT on revenue collected from customers located in Germany commencing in 2003. The German tax authority has attempted unsuccessfully to freeze assets in bank accounts maintained by subsidiaries of Various in Germany, but did freeze assets in the amount of €610,343 held by Various’ credit card processor located in the Netherlands to secure the VAT estimated by the revenue tax authorities to be due from Various from revenue from internet websites in Germany.  At September 30, 2012 and December 31, 2011, the frozen Euros included in restricted cash approximated $785,000 and $790,000, respectively.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2012		December 31, 2011
	Principal	Unamortized Discount	Principal	Unamortized Discount
Debt issued by FriendFinder and INI on October 27, 2010
14% New First Lien Notes due 2011-2013 (a)(d)	$212,988	$3,147	$228,375	$5,602
14% Cash Pay Second Lien Notes due 2013 (b)(d)	9,622	77	10,317	138
11.5% Non-Cash Pay Second Lien Notes, due 2014 (c)(d)	280,526	21,318	265,273	28,519
Other (e)	1,250	49	1,250	171
	$504,386	$24,591	$505,215	$34,430
Less: unamortized discount	(24,591)		(34,430)
Less: long-term debt maturing in the following twelve months, net of unamortized discount of $3,273 and $260, respectively	(220,587)		(8,270)
	$259,208		$462,515

(a)
The New First Lien Notes, approximately $71.8 million principal amount of which are held by a more than 10% stockholder at September 30, 2012, were issued with an original issue discount of $6.1 million, or 2.0%.  The notes mature on September 30, 2013 and accrue interest at a rate per annum equal to 14.0%.  Interest on the notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.  Principal on the New First Lien Notes was payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal, subject to the pro-rata sharing with the Cash Pay Second Lien Notes.  In March 2012, the Excess Cash Flow percentage and the percentage of principal repaid was increased to 85% and 110%, respectively. The New First Lien Notes are guaranteed by domestic subsidiaries of FriendFinder and Interactive Network, Inc. (“INI”) a domestic subsidiary of FriendFinder and co-issuer of the notes and are collateralized by a first-priority lien on all of the Company’s assets as well as a pledge of stock of subsidiaries.  The New First Lien Notes are redeemable prior to maturity at the option of the Company, in whole but not in part, at 110% of principal, plus accrued and unpaid interest.  Noteholders have the option of requiring the Company to repay the New First Lien Notes and Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal.  The Company shall also repay the New First Lien Notes and, in certain circumstances, the Cash Pay Second Lien Notes, with proceeds received from any debt or equity financing (including a secondary offering) and asset sales of more than $25 million at 110% of principal, and with proceeds from other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions. On May 19, 2011, the Company redeemed $37,832,000 principal amount of New First Lien notes and $1,709,000 principal amount of Cash Pay Second Lien notes from the net proceeds of the IPO and incurred a loss on extinguishment of debt of approximately $7.3 million consisting of a redemption premium of $3.9 million and write-off of discount and deferred offering costs of $3.4 million.

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

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-Term Debt (Continued)

(c)
The Non-Cash Pay Second Lien Notes, approximately $185.0 million principal amount of which are held by more than 10% stockholders and affiliates, mature on April 30, 2014 and bear interest at 11.5%, payable semi-annually on June 30 and December 31, which may be paid in additional notes at the Company’s option.  While the New First Lien Notes are outstanding, interest must be paid with additional notes.  On June 30, 2012 and 2011, interest amounting to $15.3 million and $28.1 million respectively, was paid through issuance of additional Non-Cash Pay Second Lien Notes.  The Non-Cash Pay Second Lien Notes are guaranteed by the domestic subsidiaries of FriendFinder and INI, co-issuers of the notes, and collateralized by a second priority lien on all of the Company’s assets and a pledge of the stock of subsidiaries; however, such security interest is subordinate to the prior payment of the New First Lien Notes.  The Non-Cash Pay Second Lien Notes are redeemable, at the option of the Company, in whole but not in part, at 100% of principal plus accrued and unpaid interest.  Upon the payment in full of the New First Lien Notes, principal on the Non-Cash Pay Second Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal subject to pro-rata sharing with the Cash Pay Second Lien Notes.  Noteholders have the option of requiring the Company to repay the Non-Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal plus accrued and unpaid interest.  If the New First Lien Notes are paid in full, the Company shall repay the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis with proceeds received from any debt or equity financing (including a secondary offering), and asset sales of more than $25 million at 110% of principal plus accrued and unpaid interest and with proceeds of other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions.

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

As described in (d) below, as of March 31, 2012, June 30, 2012 and September 30, 2012, the Company was not in compliance with certain covenants contained in the indenture governing the Non-Cash Pay Second Lien Notes.

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

As described above, the New First Lien Notes, the Cash Pay Second Lien Notes and the Non-Cash Pay Second Lien Notes were co-issued by FriendFinder and its wholly-owned subsidiary INI and guaranteed by their domestic subsidiaries, which are 100% owned directly or indirectly by FriendFinder.  FriendFinder and INI are holding companies and have no independent assets or operations.  The subsidiary guarantees are full and unconditional and joint and several.  Non-guarantor subsidiaries consisted of wholly-owned foreign subsidiaries of JigoCity which were acquired in September 2011 and sold in August 2012 (see Note 12).

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

On March 27, 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides that the Consolidated EBITDA minimum requirement (as defined) be reset to provide that for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013. Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million. In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, was paid on April 2, 2012. The Supplemental Indentures also provide that the minimum amount of Qualified Cash (as defined) of the Issuers and their respective Subsidiaries shall not be less than (i) $10 million over a 15 calendar day rolling average period and (ii) $5 million at any time; provided, however, that for a six month period commencing on the date the consent fee is paid, such minimum amount of Qualified Cash required under this covenant shall be reduced by an amount equal to the consent fee.  The Minimum Consolidated Coverage Ratio, Total Debt Ratio and First Lien Debt Ratio, all as defined, were reset based on the changes to the minimum Consolidated EBITDA requirements set forth above.  The Excess Cash Flow definition was amended to increase the Excess Cash Flow prepayment percentage to 85%, except that the Company may, in its sole discretion, forego applying an amount of up to 5% of Excess Cash Flow to the prepayment percentage provided the Issuers purchase an equivalent amount of notes in the open market prior to the due date of such Excess Cash Flow payment. Such principal repayments from Excess Cash Flow shall be paid in cash equal to 110% of the principal amount repaid, an increase from 102%.  Cash compensation to each person that is an owner or beneficial holder of 5% of the stock of the Company is limited to $500,000 per year.  The requirement that the Company maintain a debt rating was removed and the cross default provision was amended so that a covenant violation under the 11.5% Non-Cash Pay Second Lien Notes due 2014 would not, under certain circumstances, cause a default under the New First Lien Notes or the Cash Pay Second Lien Notes.  Finally, certain other provisions in each of the indentures were modified, including restrictions on incurrence of capital leases, open market purchases of the notes by the Company, issuance of stock dividends and asset holdings of foreign subsidiaries.

The Company has determined that the New First Lien Notes and Cash Pay Second Lien Notes, as modified, were not substantially different than such notes prior to the modifications based on the less than 10% difference in present values of revised cash flows, including the consent fee, as compared with the remaining cash flows under the terms of the notes prior to modification and, accordingly, the modifications were accounted for as if the New First Lien Notes and Cash Pay Second Lien Notes were not extinguished.  Accordingly, the $2.3 million consent fee has been capitalized as unamortized debt expense and is being amortized as an adjustment to interest expense over the remaining terms of the modified notes using the interest method.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Long-Term Debt (Continued)

The Company did not make an Excess Cash Flow payment of $11.3 million due in November, 2012 and therefore, the New First Lien Notes and Cash Pay Second Lien Notes are in default as of November 5, 2012, and the grace period with respect thereto lapsed on November 14, 2012.  As such, post-default interest of 17.5% accrues commencing as of the default date.  The Company has received forbearance agreements from over 80% of its senior lenders and all of its Cash Pay Second Lien lenders with respect to such defaults in exchange for a forbearance fee equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  The forbearance agreement remains in place until the earlier of February 4, 2013, a default other than for not making the Excess Cash Flow payment, acceleration by the Trustee, or certain other circumstances. The New First Lien Notes and Cash Pay Second Lien Notes which mature on September 30, 2013 are classified as current liabilities in the accompanying balance sheet at September 30, 2012.

The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.  The Company’s EBITDA was calculated for such periods to be $78.2 million, $69.0 million and $71.2 million, respectively.  In addition, the Total Debt Ratio (as defined) for such periods of 6.3:1.0, 7.4:1.0 and 7.1:1.0 was above the required maximum level of 6.1:1.0.  Further, during the quarters ended June 30, 2012 and September 30, 2012, the Company violated certain other debt ratios.  In addition, from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.

On May 11, 2012, the Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived the EBITDA covenant violation and the Total Debt Ratio for the quarter ended March 31, 2012 and minimum liquidity requirement covenant violations through August 14, 2012, as well as the failure to timely comply with minimum liquidity requirement and the reporting requirement thereof.  On August 10, 2012, the Company received a waiver from the Trustee and Required Holders related to its failure to meet the minimum EBITDA requirement as well as the Total Debt and other ratios for the quarter ended June 30, 2012 and the minimum liquidity requirement waiver was extended through November 14, 2012.  As a result of receiving these waivers, the Company was not subject to the post-default interest rate of 15%.  The Company did not receive a waiver from the Trustee and Required Holders related to its failure to meet the minimum EBITDA requirement as well as the Total Debt and other ratios for the quarter ended September 30, 2012 and the minimum liquidity requirement waiver was not extended.  Accordingly, the Company is subject to the post-default interest rate of 15% as of November 14, 2012.  As a result of the inability to accelerate the notes as well as that the default on the New First Lien Notes referred to above occurred subsequent to September 30, 2012, the Company’s Non-Cash Pay Second Lien Notes are classified as non-current liabilities in the accompanying balance sheet at September 30, 2012.

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

10.         Warrants

In January and April 2012, warrants to purchase 235,833 and 49,784 shares of common stock at $0.0002 per share were exercised. As of September 30, 2012, there were 2,325,451 outstanding warrants to purchase voting common stock of the Company, issued in connection with the acquisition of JigoCity. These warrants have an expiration date of December 2021 and exercise prices between $5.00 and $18.00.

On August 1, 2012, warrants exercisable into 4,111,400 shares of common stock of the Company with exercise prices ranging from $7.00-$18.00 per share originally issued when the Company acquired the operations of JigoCity were cancelled in connection with the sale of the remaining JigoCity operations (see Note 12).

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

A summary of the changes in outstanding stock options for the nine months ended September 30, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Terms (Years)
Options outstanding at January 1, 2012	590,250	$10.00	$8.38	6.58
Granted	620,918	$1.39	$0.86	9.33
Forfeited	(73,250)	$7.19	$5.93	-
Options outstanding at September 30, 2012	1,137,918	$5.51	$4.46	7.65
Options exercisable at September 30, 2012	428,900	10.00	-	5.79
Options exercisable and expected to be exercisable at September 30, 2012	952,848	$5.93	-	7.47

Upon the successful completion of the IPO on May 16, 2011, compensation cost was accrued for each vesting tranche over the requisite service period commencing on the date the options were granted and ending on the later of the vesting date or 18 months after the date of the IPO.  Accordingly, in the quarter ended June 30, 2011, a cumulative adjustment of approximately $2 million was made to record compensation cost which accrued prior to May 16, 2011, based on the fair value of the options on the IPO date. For the three months and nine months ended September 30, 2012, compensation cost related to options amounted to $99,000 and $539,000, respectively.

Outstanding stock options had no intrinsic value as of September 30, 2012. As of September 30, 2012, there was approximately $565,000 of unrecognized compensation cost related to outstanding stock options which will be recognized over a weighted average period of 3.9 years.

The grant date fair value for options outstanding at January 1, 2012 was estimated on the IPO date using the Black-Scholes option pricing model using the following assumptions: dividend yield of 0%; expected volatility of 106%; a risk-free interest rate of 2.31%, and expected life of 6.5 years.  For the options granted in the nine months ended September 30, 2012 the following assumptions were used: dividend yield of 0%; expected volatility of 106.4%; a risk-free interest rate of 2.31%, and expected life of 6.5 years. The expected dividend yield is based on the Company’s historical dividend yield. The expected volatility was based on the average of historical and implied volatilities for a period comparable to the expected life of the options of certain entities considered to be similar to the Company.  The expected life is based on the simplified expected term calculation permitted by the SEC which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on the annual yield on the grant date of a zero-coupon U.S. Treasury bond the maturity of which equals the option’s expected life.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.          Stock Plans (Continued)

On March 23, 2009, the Company’s board of directors approved a 2009 Restricted Stock Plan (the “Restricted Plan”) which became effective upon the consummation of the Company’s IPO.  The aggregate number of shares of restricted stock that may be granted under the plan is limited to one percent of the fully-diluted equity of the Company on the date the IPO was consummated, or 393,875 shares.  The Compensation Committee of the Board of Directors is charged with administering the Restricted Plan and all directors, employees and consultants of FriendFinder or of any subsidiary are eligible to receive restricted stock under the Restricted Plan. Restricted stock granted under the Restricted Plan will generally vest on the third anniversary of the grant date, subject to the recipient’s continued service. Restricted shares will also vest prior to the third anniversary of the grant date if the recipient’s employment has been terminated under certain conditions. Upon the termination of a recipient’s employment, unvested shares of  restricted stock will be subject to repurchase by the Company at a price equal to $.10 per share or in certain cases as determined by the Compensation Committee, the fair market value as the date of issuance. Prior to vesting, the restricted shares may not be sold, assigned, transferred or pledged by the recipient.  As of December 31, 2011, no restricted shares had been granted under the Restricted Plan. In the nine months ended September 30, 2012, 380,000 restricted shares were granted under the Restricted Plan.   As of September 30, 2012 there was $509,000 of total unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over the 3 year vesting period. For the nine months ended September 30, 2012, there was $31,000 of compensation cost related to restricted shares.

On March 29, 2012, the Company’s Board of Directors adopted the FriendFinder Networks Inc. 2012 Stock Incentive Plan (the "2012 Stock Incentive Plan"), which was approved by the Stockholders of the Company on May 30, 2012. The 2012 Stock Incentive Plan authorizes the Compensation Committee of the Board to grant stock options, restricted stock and other awards that are valued in whole or in part by reference to, or otherwise based on, the Company's common stock for up to 2,000,000 shares of common stock to our employees, officers, consultants and directors. Stock granted under the 2012 Stock Incentive Plan will generally vest between the third and fifth anniversary of the grant date, subject to the recipient’s continued service.  In the nine months ended September 30, 2012, 556,000 restricted shares and 125,000 unrestricted shares were granted under the 2012 Stock Incentive Plan.  As of September 30, 2012, there was $1,249,000 of total unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over the 3 to 5 year vesting periods.  For the nine-months ended September 30, 2012, there was $264,000 of compensation cost related to restricted and unrestricted shares.

12.         Discontinued Operations

During the first quarter of 2012, the Company took steps to streamline its operations and, in connection therewith, closed JigoCity operations acquired in September 2011 located in China, Singapore, Hong Kong, Malaysia and Australia.  In the second quarter of 2012, the Company decided to either sell or discontinue its one remaining JigoCity operation in Taiwan and on August 1, 2012, FriendFinder sold all of the shares of its wholly owned subsidiary, JGC Holdings Limited ("JGC"), a British Virgin Islands Business Company that owns the operations of JigoCity to JGC Acquisition LLC (the "Purchaser"), an entity controlled by Anthony R. Bobulinski, the former owner of JigoCity. FriendFinder sold the shares for cash consideration in the amount of $1.00 and cancellation of warrants exercisable into 4,111,400 shares of common stock of the Company with exercise prices ranging from $7.00-$18.00 per share originally issued when the Company acquired the operations of JigoCity.  Such warrants were valued at approximately $17,000 at date of sale using a Black Scholes option pricing model and the following assumptions:  price of the Company’s stock of $0.85; dividend yield of 0%; expected volatility of 30%; a risk-free interest rate of 1.67% and remaining term of 9.5 years.  Additionally, FriendFinder agreed to reimburse Purchaser up to an aggregate amount of $2.16 million for legitimate business expenses of the Purchaser or JGC for the time period from July 2012 through June 2013. The Purchaser has agreed to indemnify and hold harmless FriendFinder and its affiliates in certain circumstances. As part of the sale transaction, the equity put agreement entered in connection with FriendFinder's acquisition of JigoCity was terminated (see Note 7) and 500,000 shares of common stock of FriendFinder previously issued in connection with FriendFinder's acquisition of JigoCity will remain in escrow until no later than December 31, 2012 to secure a guaranty by Global Investment Ventures, LLC, an entity wholly-owned by Mr. Bobulinski, of Purchaser's indemnification obligations.  The Company incurred a loss of approximately $2.1 million on the sale including the $2.1 million of post-closing liabilities for which FriendFinder is obligated and a $336 thousand cumulative translation adjustment which was reclassified from accumulated other comprehensive loss, which is recorded as discontinued operations in the quarter ending September 30, 2012.  The results of operations of the JigoCity locations were classified as discontinued operations in the accompanying 2012 consolidated statement of operations and for the nine month period ended September 30, 2012 resulted in a loss of approximately $13.6 million, including the loss on sale of $2.1 million and write-off of goodwill of $4.2 million and other assets, including intangibles, of $3.8 million attributable to such locations.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.         Income Taxes

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates that its net deferred tax assets at December 31, 2012 will be fully offset by a valuation allowance, no tax benefit has been recognized for the three and nine months ended September 30, 2012.  The tax benefit for the three and nine months ended September 30, 2011 represents a reduction in the valuation allowance resulting from the recording of an  approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid in capital.

14.         Segment Information

The Company’s reportable segments consist of Internet and Entertainment. For the nine months period ended September 30, 2011, the Entertainment Segment recorded revenue of $47,000 from advertising services provided to the Internet segment. Certain corporate expenses and interest expense are not allocated to segments. Segment assets include intangible, fixed, and all others identified with each segment. Unallocated corporate assets consist primarily of cash, certain prepaid items related to indebtedness and deferred tax assets not assigned to one of the segments.

Information for the Company’s segments is as follows (in thousands):
	September 30, 2012	December 31, 2011
Assets:
Internet	$445,779	$475,578
Entertainment	12,699	16,887
Unallocated corporate	3,703	899
Total	$462,181	$493,364

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue from external customers:
Internet	$72,699	$77,147	$223,624	$233,319
Entertainment	5,025	5,589	16,189	16,308
Total	$77,724	$82,736	$239,813	$249,627

Income from operations:
Internet	$18,264	$16,926	$43,048	$59,619
Entertainment	208	(183)	209	(227)
Total segment income	$18,472	$16,743	$43,257	$59,392
Unallocated corporate	(1,487)	(2,032)	(5,141)	(7,011)
Total	$16,985	$14,711	$38,116	$52,381

For the three and nine months ended September 30, 2012 and 2011, included in income from operations are amortization of acquired intangibles and software of $3,707,000 and $4,060,000 and $11,120,000 and $11,906,000, respectively, and depreciation and other amortization of $800,000 and $913,000 and $2,361,000 and $3,268,000 respectively, all of which were incurred by the Internet segment.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.         Segment Information (Continued)

Net revenues by service and product are as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Internet:
Subscription based service	$53,031	$56,290	$158,871	$172,511
Pay by usage service	19,668	20,708	64,753	60,660
Social Commerce	-	146	-	146
Advertising	-	2	-	2
	72,699	77,146	223,624	233,319

Entertainment
Magazine	1,754	2,396	6,114	7,439
Video entertainment	2,747	2,630	8,455	7,223
Licensing	524	564	1,620	1,646
	5,025	5,590	16,189	16,308
Total revenue	$77,724	$82,736	$239,813	$249,627

The Company derives revenue from international websites and other foreign sources.  Revenues by geographical area based on where the customer is located or the subscription originates are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue:
United States	$42,651	$47,201	$136,106	$136,874
Europe	21,902	26,261	62,137	70,538
Canada	4,147	5,183	13,292	14,042
Other	9,024	4,091	28,278	28,173
Total	$77,724	$82,736	$239,813	$249,627
Principally all long-lived assets are located in the United States.

15.         Contingencies

On December 28, 2007, Broadstream Capital Partners, Inc. (“Broadstream”) filed a lawsuit against the Company in the State Superior Court of California, County of Los Angeles, Central District, and the Company subsequently removed the case to the Federal District Court for the Central District of California. The complaint alleged breach of contract, breach of covenant of good faith and fair dealing, breach of fiduciary duty and constructive fraud arising out of a document titled “Non-Disclosure Agreement.” The complaint sought damages in excess of $20 million, plus interest, costs and punitive damages. Broadstream later asserted up to $557 million in damages plus punitive damages. On July 20, 2009, the Company entered into an agreement with Broadstream under which, without admitting liability, the Company agreed to pay Broadstream $3.0 million. Such payments were timely made. The agreement provided that upon the earlier of twelve months after the Company had securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, or eighteen months after the effective date of the agreement, but not later than twelve months following such earlier date, Broadstream must choose either to (i) refile its complaint in Federal District Court provided that it first repay the Company the $3.0 million or (ii) demand arbitration. If Broadstream elected arbitration, the parties agreed that there would be an arbitration award to Broadstream of at least $10 million but not more than $47 million. Giving consideration to the limitation of the arbitration award in relation to damages sought in litigation, management had not concluded that it was probable that Broadstream would demand arbitration.  Accordingly, no loss had been provided for as a result of entering into the agreement.  In December 2010, Broadstream elected arbitration. Accordingly, at December 31, 2010, the Company recognized a loss in connection with the matter of $13.0 million. In July 2011, the Company entered into a settlement agreement with Broadstream pursuant to which the arbitration and related litigation and all claims asserted therein were dismissed and the Company agreed to pay Broadstream $15 million of which $8 million was paid in July 2011, $5 million was paid in September 2011 and $2 million was paid in January 2012.  As a result of the settlement, the Company recognized an additional loss of $5 million in the quarter ended June 30, 2011, which is included in other non-operating expense, net.

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.         Contingencies  (Continued)

On December 23, 2005, Robert Guccione (“Guccione”) filed an action against the Company and some of its officers, among other defendants, in New York State Court for breach of contract, fraud, unjust enrichment, promissory estoppel, failure to pay severance and conspiracy to defraud. The amount of damages requested in the complaint against the Company is approximately $9.0 million and against the officers is in excess of $10.0 million. Guccione filed an amended complaint on June 5, 2007 to include additional claims relating to ownership of certain United Kingdom, Jersey and Guernsey trademarks and added as a party Penthouse Publications Limited, an entity with no current affiliation with the Company, as party plaintiff. Guccione filed a second amended complaint on December 14, 2007 adding General Media International, Inc. (an entity with no current affiliation with the Company) as party plaintiff and a new claim for inducement to breach of contract. On October 20, 2010, Guccione passed away. In 2011, Guccione’s estate was substituted as the plaintiff.  In September, 2012 the parties executed a settlement agreement providing for both monetary and non-monetary relief, none of which is material.  Such agreement will become final once accepted by the surrogate court presiding over Guccione’s estate, which is anticipated before the end of 2012.

On November 28, 2006, Antor Media Corporation (“Antor”) filed a complaint against the Company, its subsidiary, General Media Communications, Inc. (“GMCI”), and several non-affiliated media/entertainment defendants in the U.S. District Court for the Eastern District of Texas, Texarkana Division, for infringement of a Patent titled “Method  and Apparatus for Transmitting Information Recorded on Information Storage Means from a Central Server to Subscribers via a High Data Rate Digital Telecommunications Network.” In 2009, the USPTO issued a Final Office Action rejecting all of the plaintiff’s claims and plaintiff appealed. In 2010, the USPTO Board of Patent Appeals entered an order affirming the rejection of Antor’s claims. In May 2011, Antor filed its notice of appeal of the USPTO Board of Patent Appeals Order.  In July 2012, the Federal Circuit affirmed the USPTO's rejection of all claims of Antor's patent-in-suit as being invalid over the prior art references cited during reexamination. The Federal Circuit issued its mandate affirming the decision of the USPTO on or about September 17, 2012.

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

Overview

We are a leading internet and technology company providing services in the rapidly expanding markets of social networking and web-based video sharing. Our business consists of creating and operating technology platforms which run several of the most heavily visited websites in the world. Through our extensive network of more than 55,000 websites, since our inception, we have built a base of more than 560 million registrants and more than 360 million members in more than 200 countries. We are able to create and maintain, in a cost-effective manner, websites intended to appeal to users of diverse cultures and interest groups. We offer our members a wide variety of online services so that they can interact with each other and access the content available on our websites. Our most heavily visited websites include AdultFriendFinder.com, Amigos.com, AsiaFriendFinder.com, Cams.com, FriendFinder.com, BigChurch.com and SeniorFriendFinder.com. For the three and nine months ended September 30, 2012, we had net revenue of $77.7 million and $239.8 million, respectively.

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

Internet Revenue

Approximately 93.5% and 93.2% of our net revenue for the three months ended September 30, 2012 and 2011, and 93.2% and 93.5% for the nine months ended September 30, 2012 and 2011, respectively, was generated from our Internet Segment comprised of social networking, live interactive video and premium content websites.  This revenue is treated as service revenue in our financial statements. We derive our revenue primarily from subscription fees and pay-by-usage fees. These fees are charged in advance and recognized as revenue over the term of the subscription or as the advance payment is consumed on the pay-by-usage basis, which is usually immediately. VAT is presented on a net basis and is excluded from revenue.

Net revenue consists of all revenue net of credits back to customers for disputed charges and any chargeback expenses from credit card processing banks for such items as cancelled subscriptions, stolen cards and non-payment of cards. We estimate the amount of chargebacks and credits that will occur in future periods to offset current revenue. For the three and nine months ended September 30, 2012 and 2011, respectively, these credits and chargebacks were 5.9% and 5.6%, and 6.7% and 6.3% respectively, of gross revenue, while chargebacks alone were 1.6% and 1.2% and 2.1% and 1.3% respectively.

We believe that we have opportunities to substantially increase revenue by adding new features to our websites, expanding in foreign markets and generating third party advertising revenue from our internet websites, which allow us to target specific demographics and interest groups within our user base. However, our revenue growth rate may decline in the future as a result of increased penetration of our services over time and as a result of increased competition.

Entertainment Revenue

Approximately 6.5% and 6.8% of our net revenue for the three months ended September 30, 2012 and 2011, and 6.8% and 6.5% for the nine months ended September 30, 2012 and 2011 respectively, was generated by the Entertainment Segment.  Entertainment revenue consists of studio production and distribution, licensing of the Penthouse name, logos, trademarks and artwork for the manufacture, sale and distribution of consumer products and publishing revenue.  This revenue is treated as product revenue in our financial statements, with the exception of revenue derived from licensing, which is treated as service revenue.  For more information regarding our net revenue by service and product, see Note 14, “Segment Information” of our condensed consolidated financial statements included elsewhere in this 10-Q.  We derive revenue through third party license agreements for the distribution of our programming where we either receive a percentage of revenue or a fixed fee.

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

The percentage of revenues derived from these affiliates and the compensation to our affiliates for the three and nine months ended September 30, 2012 and 2011 are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Percentage of revenue contributed by affiliates	47%	45%	48%	46%
Compensation to affiliates (in millions)	$14.3	$17.2	$51.3	$47.9

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

Stock Based Compensation

Based on the IPO price of $10.00 per share on May 11, 2011, stock-based compensation for the nine months ended September 30, 2012, was approximately $0.6 million.  Of such amounts, a cumulative adjustment to compensation expense of approximately $2.0 million was recognized in May 2011 upon the completion of our IPO.

Amortization of Acquired Intangibles and Software

Amortization of acquired intangibles and software is primarily attributable to intangible assets and internal-use software from acquisitions. Identified intangibles and internal-use software resulting from acquisitions were recorded at the acquisition date fair value. The total fair value of these intangibles and internal-use software acquired from Various in 2007 was $182.5 million. The amortization periods vary from two to five years with the weighted average amortization period equaling approximately three years. We recognized amortization expense associated with these assets of $3.7 million and $4.1 million for the three months ended September 30, 2012 and 2011, and $11.1 million and $11.9 million for the nine months ended September 30, 2012 and 2011 respectively.  If we acquire other businesses which results in us owning additional intangible assets, the amortization of any acquired intangible assets could cause our depreciation and amortization expense to increase as a percentage of net revenue.

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

Interest and Penalties Related to VAT Liability not Charged to Customers

Interest and penalties related to VAT not charged to customers are due to our failure to file VAT tax returns and pay VAT based on the applicable law of each country in the European Union. Commencing in 2003, the member states of the European Union implemented rules requiring the collection and payment of VAT on revenues generated by non-European Union businesses that provide electronic services that are purchased by end users within the European Union. We did not begin collecting VAT from our subscribers until July 2008. At September 30, 2012 and December 31, 2011, the total amount of uncollected VAT payments was approximately $40.0 million and $41.0 million, respectively.  For more information regarding our potential VAT liability, see Note 8 — "VAT Liabilities" in our condensed consolidated financial statements included elsewhere in this Form 10-Q. The majority of the penalties assessed by the various tax jurisdictions related to the VAT liability were incurred prior to our purchase of Various and thus charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers. The portion of interest incurred prior to the purchase of Various was also charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers, and subsequently continues to be recorded on the unpaid amounts. On October 14, 2008, we made an indemnity claim against these notes under the acquisition agreement for Various in the amount of $64.3 million. On June 10, 2009, the United Kingdom taxing authority notified us that it had reversed its previous position and that we were not subject to VAT, which resulted in an approximately $39.5 million reduction in the VAT liability. On October 8, 2009, we settled and released all indemnity claims against the sellers (whether claims are VAT related or not) by reducing the original principal amount of the Subordinated Convertible Notes by the full value of the then-outstanding VAT liability. In addition, the sellers agreed to make available to us, to pay VAT and certain VAT-related expenses, $10.0 million held in a working capital escrow account established at the closing of the Various transaction. As of December 1, 2010, the total $10.0 million had been released from the escrow to reimburse us for VAT-related expenses already incurred. If the actual costs to us of eliminating the VAT liability are less than $29.0 million, after applying amounts from the working capital escrow, then the principal amount of the Non-Cash Pay Notes (notes issued in exchange for the Subordinated Convertible Notes in the New Financing) will be increased by the issuance of new Non-Cash Pay Notes to reflect the difference between $29.0 million and the actual VAT liability, plus interest on such difference. For more information regarding the reductions of the principal amount of Subordinated Convertible Notes as a result of our VAT liability, see Note 8 — "VAT Liabilities".

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

Change in Fair Value of Acquisition Related Contingent Consideration

Change in fair value of acquisition related contingent consideration for the three and nine months ended September 30, 2012 was $0 and $1.4 million, respectively.  In conjunction with the acquisition of JigoCity, a liability was recognized for an estimate of the acquisition date fair value of the related contingent consideration which may be paid.  As of December 31, 2011, the fair value of this consideration was valued at $1.4 million, resulting in a credit to earnings of $1.4 million during the nine months ended September 30, 2012.

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

In connection therewith, the statement of operations for the nine months ended September 30, 2011 reflects a gain of $391,000, on re-measurement of the liability. On May 16, 2011, concurrently with the consummation of the Company's IPO, warrants to issue 457,843 shares of common stock at $6.20 per share were net settled, whereby 174,246 shares of common stock were issued upon exercise, equivalent to the intrinsic value of the warrants based on the IPO price of $10 per share, and the Company did not receive any cash proceeds. In addition, warrants to acquire 24,104 common shares at $10.25 per share were terminated as they were not exercised. Accordingly, in May 2011, the liability related to the warrants was eliminated with the carrying value of $3,168,000 related to the exercised warrants transferred to capital in excess of par value and the carrying value of $119,000 related to the terminated warrants recorded as non-operating income. For further information, see "Note 10- Warrants" in our condensed consolidated financial statements included elsewhere in this Form 10-Q.

The Company’s warrants were measured at fair value based on the binomial options pricing model using valuation inputs which are based on management’s internal assumptions (which are not readily observable) at  May 16, 2011 and December 31, 2010 respectively as follows: 1) dividend yield of 0% and 0%; 2) volatility of 43.2% and 43.3%, 3) risk-free interest rate of 2.3% and 1.9%; and 4) expected life of 4.25 years and 4.50 years.

Other Non-Operating Income/Expenses, Net

Other non-operating income and expenses include miscellaneous transactions not related to our primary operations. Included in the three and nine months ended September 30, 2011 is the settlement of our Broadstream arbitration case for $15 million, which required us to record an additional $5 million of expense.  Also included in the nine months ended September 30, 2011 is life insurance proceeds related to the death of the original founder of Penthouse, Robert Guccione of $1.1 million.  The remainder of the other expense in 2012 and 2011, respectively, was due mainly to miscellaneous gains and losses.

Income Tax

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates that its net deferred tax assets at December 31, 2012 will be fully offset by a valuation allowance, no tax benefit has been recognized for the three and nine months ended September 30, 2012.  The tax benefit in the three and nine months ended September 30, 2011 relates to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature recognized in connection with our IPO.

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

During the nine months ended September 30, 2012, we wrote off $4.2 million of goodwill and $3.8 million of other assets, including intangibles, as a result of the closing and planned disposition of our JigoCity operations.  Such write-offs were charged to discontinued operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue
Internet	$72,699	$77,147	$223,624	$233,319
Entertainment	5,025	5,589	16,189	16,308
Total	77,724	82,736	239,813	249,627
Cost of revenue
Internet	22,141	24,265	74,904	68,547
Entertainment	3,519	3,648	11,469	11,259
Total	25,660	27,913	86,373	79,806
Gross profit
Internet	50,558	52,882	148,720	164,772
Entertainment	1,506	1,941	4,720	5,049
Total	52,064	54,823	153,440	169,821
Income (loss) from operations
Internet	18,264	16,926	43,048	59,619
Entertainment	208	(183)	209	(227)
Unallocated corporate	(1,487)	(2,032)	(5,141)	(7,011)
Total	$16,985	$14,711	$38,116	$52,381

Internet Segment Historical Operating Data

The following table presents certain key business metrics for our adult websites, general audience websites and live interactive video websites for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Adult Websites
New members	7,777,820	9,812,584	25,981,960	28,963,082
Beginning subscribers	794,680	857,733	827,728	950,705
New subscribers	383,374	406,261	1,210,680	1,210,247
Terminations	414,662	414,325	1,275,016	1,311,283
Ending subscribers	763,392	849,669	763,392	849,669
Conversion of members to subscribers	4.9%	4.1%	4.7%	4.2%
Churn	17.7%	16.2%	17.8%	16.2%
ARPU	$22.16	$20.86	$21.46	$20.24
CPGA	$40.16	$45.21	$46.35	$43.55
Average lifetime net revenue per subscriber	$84.75	$83.76	$74.17	$81.51
Net revenue (in millions)	$51.8	$53.4	$153.7	$164.0
General Audience Websites
New members	888,129	1,463,706	3,010,530	5,050,758
Beginning subscribers	38,611	48,411	44,519	53,194
New subscribers	18,915	25,710	65,693	75,727
Terminations	19,461	27,785	72,147	82,585
Ending subscribers	38,065	46,336	38,065	46,336
Conversion of members to subscribers	2.1%	1.8%	2.2%	1.5%
Churn	16.9%	19.6%	19.4%	18.4%
ARPU	$11.18	$21.69	$13.91	$19.47
CPGA	$24.08	$30.10	$40.53	$26.83
Average lifetime net revenue per subscriber	$42.01	$80.86	$31.14	$78.75
Net revenue (in millions)	$1.3	$3.1	$5.2	$8.7
Live Interactive Video Websites
Total minutes	8,989,717	8,781,261	27,893,863	25,991,342
Average revenue per minute	$2.18	$2.36	$2.32	$2.33
Net revenue (in millions)	$19.6	$20.7	$64.7	$60.7

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

Our results of operations related to our adult and general audience websites, as distinguished from the live interactive video websites discussed above, reflects the interaction of the conversion of members to subscribers, the churn of subscribers, and the average value of purchased products and services. A negative movement in any one of these items may be offset by a positive movement in another. For more information see the sections in this Form 10-Q entitled "— Results of Operations — Internet Segment Historical Operating Data for the Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011" and " - Results of Operations – Internet Segment Historical Operating Data for the Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011."

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

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed discussions for each of our segments. In order to provide a meaningful discussion of our ongoing business, we have provided a discussion of the following:

•
our consolidated results of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011; and for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

•
an analysis of Internet Segment operating data which are key to an understanding of our operating results and strategies for the three months ended September 30, 2012 as compared to three months ended September 30, 2011 and for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

The following table presents our historical operating results as a percentage of our net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	33.0	33.7	36.0	32.0
Gross profit	67.0	66.3	64.0	68.0
Operating expenses:
Product development	3.1	4.9	4.5	4.8
Selling and marketing	8.2	10.0	10.5	9.1
General and administrative	28.1	27.6	27.5	27.0
Amortization of acquired intangibles and software	4.8	4.9	4.6	4.8
Depreciation and other amortization	1.0	1.1	1.0	1.3
Total operating expenses	45.2	48.5	48.1	47.0
Income from operations	21.8	17.8	15.9	21.0
Interest expense, net of interest income	(28.4)	(25.5)	(26.8)	(26.1)
Interest and penalty related to VAT liability not charged to customers	(0.3)	(0.6)	(0.4)	(0.6)
Other finance expenses	-	-	(0.2)	-
Foreign exchange (loss) gain principally related to VAT liability not charged to customers	(0.6)	1.7	0.2	(0.6)
Gain on liability related to warrants	-	-	-	0.2
Loss on extinguishment of debt	-	-	-	(2.9)
Change in fair value of acquisition related contingent consideration	-	-	0.6	-
Other non-operating (expense) income, net	0.2	0.0	0.2	(1.6)
Loss before income tax (benefit) provision	(7.3)	(6.6)	(10.9)	(10.6)
Income tax (benefit) provision	-	(0.1)	-	(2.2)
Net loss from continuing operations	(7.3)	(6.5)	(10.9)	(8.4)
Loss from discontinued operations, net of tax	(2.7)	-	(5.7)	-
Net Loss:	(10.0)	(6.5)	(16.6)	(8.4)
Foreign Currency Translation Adjustment:	-	-	-	-
Comprehensive Loss:	(10.0)%	(6.5)	(16.6)	(8.4)%

Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011

Net Revenue.  Net revenue for the three months ended September 30, 2012 and 2011 was $77.7 million and $82.7 million, respectively, representing a decrease of $5.0 million or 6.1%.  Internet revenue for the three months ended September 30, 2012 and 2011 was $72.7 million and $77.1 million, respectively, representing a decrease of $4.4 million or 5.7%.  Entertainment revenue for the three months ended September 30, 2012 and 2011 was $5.0 million and $5.6 million, respectively, representing a decrease of $0.6 million or 10.7%.

The decrease in internet revenue was primarily attributable to a decrease in our subscription based service revenue of $3.43 million, or 7.1% due to a decrease in affiliate based traffic to our websites as well as an increase in churn of our subscribers as described below in our cost of revenue and operating metrics respectively.  The reduction in affiliate based traffic is a result of our efforts to eliminate certain low margin co-brands.  We also experienced negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) which affected our revenue as well.

Internet revenue for the three months ended September 30, 2012 was comprised of 71.2% relating to our social networking websites, 27.1% relating to our live interactive video websites and 1.8% relating to our premium content websites, as compared to 71.4% for our social networking websites, 26.9% for our live interactive video websites and 1.7% for our premium content websites for the same period in 2011.

The decrease in entertainment revenue was primarily due to a decrease in our publishing revenue of $0.6 million related to a decline in the number of magazines sold from 1.6 million to 1.5 million issues.  The above was partially offset by an increase in our video entertainment revenue of $0.1 million as a result of expanded broadcast operations in Europe.

Entertainment revenue for the three months ended September 30, 2012 was comprised of 34.9% relating to magazine publishing, 54.7% relating to video entertainment and 10.4% relating to licensing, as compared to 42.9% for magazine publishing, 47.0% for video entertainment and 10.1% for licensing for the same period in 2011.

Cost of Revenue.  Cost of revenue for the three months ended September 30, 2012 and 2011 was $25.7 million and $27.9 million, respectively, representing a decrease of $2.2 million or 7.9%.  The decrease was primarily driven by a decrease in our affiliate commissions of $2.9 million.

Operating Expenses

Product Development.  Product development expense for the three months ended September 30, 2012 and 2011 was $2.4 million and $4.0 million, respectively, representing a decrease of $1.6 million or 40.0%.  The primary reason for the decrease in product and development expense was due to the reductions in overhead, including headcount reductions, announced earlier in the year.

Selling and Marketing.  Selling and marketing expense for the three months ended September 30, 2012 and 2011 was $6.4 million and $8.3 million, respectively, representing a decrease of $1.9 million or 22.9%.  The decrease in selling and marketing expense was primarily due to a $0.3 million decrease in our ad buy expenses over the period, from $5.3 million for the three months ended September 30, 2011 to $5.0 million for the same period in 2012.  The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines.

General and Administrative.  General and administrative expense for the three months ended September 30, 2012 and 2011 was $21.7 million and $22.8 million, respectively, representing a decrease of $1.1 million or 4.8%.  The decrease in general and administrative expense was primarily due to a $3.5 million reduction in salaries, wages and benefits.  We began to realize the cost savings from our previously announced headcount reductions.  These decreases were partly offset by an increase of $1.7 million in merchant fees, mostly related to penalties paid to Visa for excessive chargebacks.

Amortization of Acquired Intangibles and Software.  Amortization of acquired intangibles and software for the three months ended September 30, 2012 and 2011 was $3.7 and $4.1 million, respectively.  The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized.  We have had no significant acquisitions since we acquired Various, Inc. on December 6, 2007.

Depreciation and Other Amortization.  Depreciation and other amortization expense for the three months ended September 30, 2012 and 2011 was $0.8 million and $0.9 million, respectively.  We continue to purchase additional fixed assets, while certain of our assets are becoming fully depreciated.

Interest Expense, Net of Interest Income.  Interest expense for the three months ended September 30, 2012 and 2011 was $22.1 million and $21.1 million, respectively, representing an increase of $1.0 million or 4.7%.  The increase was primarily due to the accrual of PIK interest on our Non-Cash Pay Second Lien Notes.

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

Interest related to VAT liability not charged to customers for the three months ended September 30, 2012 and 2011 was $0.3 million and $0.5 million, respectively.  We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $20.5 million of unremitted VAT liability as of September 30, 2012.

Foreign Exchange Gain/(Loss) Principally Related to VAT Liability not Charged to Customers.  Foreign exchange loss principally related to VAT not charged to customers for the three months ended September 30, 2012 was $0.5 million as compared to a gain of $1.4 million for the three months ended September 30, 2011.  The loss for the three months ended September 30, 2012 is primarily related to the increase in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the weakening of the U.S. dollar in relation to the Euro.  The gain for the three months ended September 30, 2011 is due to the strengthening of the U.S. dollar.

Other Non-operating Expense, Net.  Other non-operating expense for the three months ended September 30, 2012 and 2011 was $0.1 million and $0.0 million, respectively.  The expenses in 2012 were due mainly to miscellaneous gains and losses.

Income Tax Benefit.  Income tax benefit for the three months ended September 30, 2012 was $0.0 million as compared to a benefit of $0.1 million for the same period in 2011.  The tax benefit in the three month period ended September 30, 2011, relates to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital in the three month period ended September 30, 2011.  No tax benefit was recorded for the three months ended September 30, 2012, as the Company anticipates that its net deferred tax assets at December 31, 2012 will be fully offset by a valuation allowance.

Loss on Discontinued Operations. In the third quarter of 2012, the Company sold its JigoCity operations.  As such, an additional loss for discontinued operations was recognized, including $2.1 million of post-closing liabilities related to the sale of the JigoCity operations.

Net Loss.  Net loss for the three months ended September 30, 2012 and 2011 was $7.7 million and $5.4 million, respectively, representing an increase of $2.3 million or 42.6%.  The loss in 2012 included a $2.1 million loss from Discontinued Operations from the JigoCity operations.

Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011

Net Revenue.  Net revenue for the nine months ended September 30, 2012 and 2011 was $239.8 million and $249.6 million, respectively, representing a decrease of $9.8 million or 3.9%.  Internet revenue for the nine months ended September 30, 2012 and 2011 was $223.6 million and $233.3 million, respectively, representing a decrease of $9.7 million or 4.2%.  Entertainment revenue for the nine months ended September 30, 2012 and 2011 was $16.2 million and $16.3 million, respectively, representing a decrease of $0.1 million or 0.6%.

The decrease in internet revenue was primarily attributable to a decrease in our subscription based service revenue of $13.6 million, or 7.9% due to a decrease in traffic to our websites as well as an increase in churn of our subscribers as described below in our cost of revenue and operating metrics respectively.  The above decline was offset by an increase in our live interactive video websites revenue of $4.1 million, or 6.8%, due mainly to an increase in total minutes purchased which was a direct result of more effective marketing campaigns.  Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected our revenue as well.

Internet revenue for the nine months ended September 30, 2012 was comprised of 69.3% relating to our social networking websites, 29.0% relating to our live interactive video websites and 1.7% relating to our premium content websites, as compared to 72.3% for our social networking websites, 26.0% for our live interactive video websites and 1.6% for our premium content websites for the same period in 2011.

The decrease in entertainment revenue was primarily due to a decrease in our magazine revenue of $1.3 million as a result of a decline in the number of magazines sold from 2.4 million to 1.5 million issues.

Entertainment revenue for the nine months ended September 30, 2012 was comprised of 37.8% relating to magazine publishing, 52.2% relating to video entertainment and 10.0% relating to licensing, as compared to 45.6% for magazine publishing, 44.3% for video entertainment and 10.1% for licensing for the same period in 2011.

Cost of Revenue.  Cost of revenue for the nine months ended September 30, 2012 and 2011 was $86.4 million and $79.8 million, respectively, representing an increase of $6.6 million or 8.3%.  The increase was primarily driven by an increase in our affiliate commissions of $3.4 million due to increased levels of promotions and affiliate compensation.

Operating Expenses

Product Development.  Product development expense for the nine months ended September 30, 2012 and 2011 was $10.7 million and $12.1 million, respectively, representing a decrease of $1.4 million or 11.7%.  The primary reason for the decrease in product development expense was due to the reductions in overhead, including headcount reductions, announced earlier this year.

Selling and Marketing.  Selling and marketing expense for the nine months ended September 30, 2012 and 2011 was $25.1 million and $22.7 million, respectively, representing an increase of $2.4 million or 10.6%.  The increase in selling and marketing expense was primarily due to a $3.4 million increase in our ad buy expenses over the period, from $16.6 million for the nine months ended September 30, 2011 to $20.0 million for the same period in 2012.  The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines.

General and Administrative.  General and administrative expense for the nine months ended September 30, 2012 and 2011 was $66.1 million and $67.5 million, respectively, representing a decrease of $1.4 million or 2.1%.  The above decrease was primarily driven by a $3.7 million reduction in legal fees and a $1.8 million reduction in stock compensation expense partially offset by a $4.5 million increase in merchant fees, mostly related to penalties paid to Visa for excessive chargebacks.

Amortization of Acquired Intangibles and Software.  Amortization of acquired intangibles and software for the nine months ended September 30, 2012 and 2011 was $11.1 million and $11.9 million, respectively.  The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized.  We have had no significant acquisitions since we acquired Various, Inc.  on December 6, 2007.

Depreciation and Other Amortization.  Depreciation and other amortization expense for the nine months ended September 30, 2012 and 2011 was $2.4 million and $3.3 million, respectively.  We continue to purchase additional fixed assets, while certain of our assets are becoming fully depreciated.

Interest Expense, Net of Interest Income.  Interest expense for the nine months ended September 30, 2012 and 2011 was $64.2 million and $65.1 million, respectively, representing a decrease of $0.9 million or 1.4%.  The decrease was due mainly to debt payments.

Other Finance Expenses. Other finance expenses for the nine months ended September 30, 2012 were due to charges incurred when we entered into Supplemental Indentures with the Trustee under the Company’s New First Lien Notes and Cash-Pay Second Lien Notes, which was completed on March 27, 2012. These expenses were for third party fees related to the New First Lien Notes and Cash-Pay Second Lien Notes which were determined to be not substantially different than such notes prior to the modifications based on the less than 10% difference in present values of revised cash flows, including the consent fee, as compared with the remaining cash flows under the terms of the notes prior to modification and, accordingly, the modifications were accounted for as if the New First Lien Notes and Cash-Pay Second Lien Notes were not extinguished.  We had no such comparable costs in the same period for 2011.

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

Interest related to VAT liability not charged to customers for the nine months ended September 30, 2012 was $1.0 million as compared to $1.4 million for the nine months ended September 30, 2011.  The decrease in interest related to VAT not charged to customers is due to VAT settlements with additional countries.  We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $20.5 million of unremitted VAT liability as of September 30, 2012.

Foreign Exchange Gain/(Loss) Principally Related to VAT Liability not Charged to Customers.  Foreign exchange gain principally related to VAT not charged to customers for the nine months ended September 30, 2012 was $0.5 million as compared to a loss of $1.5 million for the nine months ended September 30, 2011.  The gain for the nine months ended September 30, 2012 is primarily related to the decrease in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the strengthening of the U.S. dollar.  The loss for the nine months ended September 30, 2011 is due to the weakening of the U.S. dollar.

Change in Fair Value of Acquisition Related Contingent Consideration. Gain on acquisition related contingent consideration for the nine months ended September 30, 2012 was $1.4 million.  In conjunction with the acquisition of JigoCity, a liability was recognized for an estimate of the acquisition date fair value of the related contingent consideration which may be paid.  As of September 30, 2012, the fair value of this consideration was considered to have no value resulting in an increase to earnings of $1.4 million.

Gain on Liability Related to Warrants.  Gain on liability related to warrants for the nine months ended September 30, 2011 was $0.4 million.  The liability related to the 501,663 warrants issued in August 2005 was established as a result of new authoritative guidance becoming effective for us as of January 1, 2009.  For further information, see “Note 10 — Warrants” in our condensed consolidated financial statements included elsewhere in this form 10-Q.  There was no gain on liability related to warrants for the nine months ended September 30, 2012.

Loss on Extinguishment of Debt:  Loss on extinguishment of debt for the nine months ended September 30, 2011 was $7.3 million.  This expense was related to write-off of deferred costs and discount and a prepayment penalty due to our redeeming approximately $37.8 million of New First Lien Notes and approximately $1.7 million of Cash Pay Second Lien Notes in connection with proceeds received from our IPO in May 2011.  There was no loss on extinguishment of debt for the nine months ended September 30, 2012.

Other Non-operating Expense, Net.  Other non-operating expense for the nine months ended September 30, 2012 was $0.5 million as compared to $3.9 million for the same period in 2011.  The expense in 2011 was primarily due to our settlement of the Broadstream arbitration case for $15.0 million, which required us to record an additional $5.0 million of expense.  For further information, see “Note 15—Contingencies” in our condensed consolidated financial statements included elsewhere in this form 10-Q.  The above expense was offset with life insurance proceeds related to the death of the original founder of Penthouse, Robert Guccione in the amount of $1.1 million.  The remainder of the other expense in 2012 and 2011, respectively, was due mainly to miscellaneous gains and losses.

Income Tax Benefit.  Income tax benefit for the nine months ended September 30, 2011 was $5.5 million.  The tax benefit in the nine month period ended September 30, 2011, relates to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital in the nine month period ended September 30, 2011.  A larger tax benefit related to pre-tax loss was not recognized for the nine months ended September 30, 2011 due to an anticipated increase in the valuation allowance against deferred tax assets at year end. There was no Income Tax Benefit for the nine months ended September 30, 2012 as the Company anticipates its net deferred tax assets at December 31, 2012 will be fully offset by a valuation allowance.

Loss from Discontinued Operations. During the first quarter of 2012, the Company began procedures to streamline its operations and announced that certain units within the JigoCity subsidiary would be terminated effective March 31, 2012. As a result of this decision, the Company recognized for the three months ended March 31, 2012, a loss from discontinued operations of approximately $8.1 million including $6.2 million of write-offs related to the closure of the Company’s Shanghai, Singapore, Hong Kong, Malaysia and Australia offices.  In the third quarter of 2012, the Company sold its JigoCity operations.  As such, an additional loss for discontinued operations was recognized, including $2.1 million of post-closing liabilities related to the sale of the JigoCity operations.

Net Loss.  Net loss for the nine months ended September 30, 2012 and 2011 was $39.8 million and $20.9 million, respectively, representing an increase of $18.9 million.  The larger loss in 2012 was primarily due to a $13.6 million loss from Discontinued Operations related to JigoCity.

Internet Segment Historical Operating Data for the Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011

Adult Websites

Subscribers.  Subscribers for the three months ended September 30, 2012 were 763,392 as compared to 849,669 for the three months ended September 30, 2011, representing a decrease of 86,277 or 10.2%.  The decrease was primarily driven by the increase in churn described below.

Churn.  Churn for the three months ended September 30, 2012 was 17.7% as compared to 16.2% for the three months ended September 30, 2011 representing an increase of 150 basis points, or 9.3%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the three months ended September 30, 2012 was $22.16 as compared to $20.86 for the three months ended September 30, 2011, representing an increase of $1.30, or 6.2%.

Cost Per Gross Addition.  CPGA for the three months ended September 30, 2012 was $40.16 as compared to $45.21 for the three months ended September 30, 2011, representing a decrease of $5.05 or 11.2%.  The decrease was primarily driven by a decrease in our affiliate expense on our adult websites from $14.5 million in the three months ended September 30, 2011 to $12.3 million in the three months ended September 30, 2012.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the three months ended September 30, 2012 was $84.75 as compared to $83.76 for the three months ended September 30, 2011, representing an increase of $0.99 or 1.2%.  The increase was driven by the increase in ARPU and decrease in CPGA described above.

General Audience Websites

Subscribers.  Subscribers for the three months ended September 30, 2012 were 38,065 as compared to 46,336 for the three months ended September 30, 2011, representing a decrease of 8,271 or 17.9%.  The decrease was primarily driven by the decrease in new member traffic.

Churn.  Churn for the three months ended September 30, 2012 was 16.9% as compared to 19.6% for the three months ended September 30, 2011, representing a decrease of 270 basis points, or 13.5%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the three months ended September 30, 2012 was $11.18 as compared to $21.69 for the three months ended September 30, 2011, representing a decrease of $10.51 or 48.4%.  The primary reason for the decrease was change in pricing plans.

Cost Per Gross Addition.  CPGA for the three months ended September 30, 2012 was $24.08 as compared to $30.10 for the three months ended September 30, 2011, representing a decrease of $6.02 or 20%.  The decrease was primarily driven by a decrease in our affiliate commission expense from $0.5 million for the three months ended September 30, 2011 to $0.2 million for the three months ended September 30, 2012.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the three months ended September 30, 2012 was $42.01 as compared to $80.86 for the three months ended September 30, 2011, representing a decrease of $38.84 or 48.0%.  The decrease was primarily driven by the decrease in ARPU described above.

Live Interactive Video Websites

Average Revenue Per Minute.  Average Revenue Per Minute for the three months ended September 30, 2012 was $2.18 as compared to $2.36 for the three months ended September 30, 2011, representing a decrease of $0.17 or 7.4%.

Total Purchased Minutes.  Total purchased minutes for the three months ended September 30, 2012 were 9.0 million as compared to 8.8 million for the three months ended September 30, 2011, representing an increase of 0.2 million or 2.4%.  The primary reason for the increase in purchased minutes was an increase in new members and minutes purchased per member.

Internet Segment Historical Operating Data for the Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011

Adult Websites

Subscribers.  Subscribers for the nine months ended September 30, 2012 were 763,392 as compared to 849,669 for the nine months ended September 30, 2011, representing a decrease of 86,277 or 10.2%.  The decrease was primarily driven by the increase in churn described below.

Churn.  Churn for the nine months ended September 30, 2012 was 17.8% compared to 16.2% for the nine months ended September 30, 2011, representing an increase of 160 basis points, or 10.0%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the nine months ended September 30, 2012 was $21.46 as compared to $20.24 for the nine months ended September 30, 2011, representing an increase of $1.22, or 6.0%.

Cost Per Gross Addition.  CPGA for the nine months ended September 30, 2012 was $46.35 as compared to $43.55 for the nine months ended September 30, 2011, representing an increase of $2.80 or 6.4%.  The increase was primarily driven by an increase in our affiliate expense on our adult websites from $40.4 million in the nine months ended September 30, 2011 to $43.4 million in the nine months ended September 30, 2012.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the nine months ended September 30, 2012 was $74.17 as compared to $81.51 for the nine months ended September 30, 2011, representing a decrease of $7.34 or 9.0%.  The decrease was driven by an increase in the churn and CPGA described above.

General Audience Websites

Subscribers.  Subscribers for the nine months ended September 30, 2012 were 38,065 as compared to 46,336 for the nine months ended September 30, 2011, representing a decrease of 8,271 or 17.85%.  The decrease was primarily driven by the decrease in new member traffic and the increase in churn described below.

Churn.  Churn for the nine months ended September 30, 2012 was 19.4% as compared to 18.4% for the nine months ended September 30, 2011, representing an increase of 100 basis points, or 5.3%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the nine months ended September 30, 2012 was $13.91 as compared to $19.47 for the nine months ended September 30, 2011, representing a decrease of $5.55 or 28.5%.  The primary reason for the decrease was a change in pricing plans.

Cost Per Gross Addition.  CPGA for the nine months ended September 30, 2012 was $40.53 as compared to $26.83 for the nine months ended September 30, 2011, representing an increase of $13.70 or 51.1%.  The increase was primarily driven by an increase in our ad-buy expense from $0.6 million for the nine months ended September 30, 2011 to $1.8 million for the nine months ended September 30, 2012.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the nine months ended September 30, 2012 was $31.14 as compared to $78.75 for the nine months ended September 30, 2011, representing a decrease of $47.62 or 60.5%.  The decrease was primarily driven by the increase in churn and CPGA and decrease in ARPU described above.

Live Interactive Video Websites

Average Revenue Per Minute.  Average Revenue Per Minute for the nine months ended September 30, 2012 was $2.32 as compared to $2.33 for the nine months ended September 30, 2011, representing a decrease of $0.01, or 0.6%.

Total Purchased Minutes.  Total purchased minutes for the nine months ended September 30, 2012 were 27.9 million as compared to 26.0 million for the nine months ended September 30, 2011, representing an increase of 1.9 million or 7.3%.  The primary reason for the increase in purchased minutes was an increase in new members and minutes purchased per member.

Non-GAAP Financial Measures

We believe that certain non-GAAP financial measures of earnings before deducting net interest expense, income taxes, depreciation and amortization, or EBITDA, and adjusted EBITDA are helpful financial measures to be utilized by an investor.  First, they eliminate one-time adjustments made for accounting purposes in connection with our Various acquisition in order to provide information that is directly comparable to our historical and current financial statements.  For more information regarding our acquisition of Various, please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our History.” For example, our depreciation and amortization expense has changed significantly due to the Various acquisition and purchase accounting impact on depreciation and amortization expense, as discussed below.  Second, they eliminate adjustments for non-cash impairment charges for goodwill and intangible assets, which we believe will help an investor evaluate our future prospects, without taking into account historical non-cash charges that we believe are not recurring.  Finally, they allow the investor to measure our operating performance year over year without taking into account non-recurring items and the wide disparity in the amounts of the interest, depreciation and amortization and tax expense items set forth in the financial statements.

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

The following table reflects the reconciliation of GAAP net loss to the non-GAAP financial measures of EBITDA and adjusted EBITDA.

Reconciliation of GAAP Net Loss to EBITDA and Adjusted EBITDA

	Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
	(in thousands)
GAAP net loss	$(7,746)	$(5,396)	$(39,803)	$(20,938)
Add: Interest expense, net	22,055	21,146	64,203	65,097
Add: Other finance expenses	-	-	500	-
Subtract: Income tax benefit	-	(82)	-	(5,542)
Add: Amortization of acquired intangible assets and software	3,707	4,060	11,120	11,906
Add: Depreciation and other amortization	800	913	2,361	3,268
EBITDA	$18,816	$20,641	$38,381	$53,791
Add: Broadstream arbitration provision, including related legal fees	-	-	-	7,394
Subtract/Add: (Gain)/Loss related to VAT liability not charged to customers	725	(956)	466	2,931
Add: Loss of extinguishment of debt	-	-	-	7,312
Add: Severance Expense	7	388	434	388
Add: Discontinued Operations	2,078	-	13,623	-
Add: Stock Compensation Expense	347	269	803	2,554
Subtract: Change in fair value of acquisition related contingent consideration	-	-	(1,400)	-
Add: Indenture Fee	500	-	500	-
Adjusted EBITDA(1)	$22,473	$20,342	$52,807	$74,370

(1)
Our note agreements contain material debt covenants based on our maintaining specified levels of EBITDA (as it is defined in the particular agreement as noted below). Specifically, we are required to maintain the following EBITDA levels for our outstanding debt:

•
For each of the fiscal quarters ending through September 30, 2011, September 30, 2012 and September 30, 2013, our EBITDA (as defined) on a consolidated basis for the four consecutive fiscal quarters ending on such dates needed, or needs, to be greater than $85 million, $90 million and $95 million, respectively. Our EBITDA for the four quarters ended December 31, 2011, as defined in the relevant documents, was $92.9 million.  These levels were amended prospectively for the New First Lien Notes and the Cash Pay Second Lien Notes commencing the fiscal quarter ended March 31, 2012.  For such period, and thereafter, for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013.  Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million.  In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  Our EBITDA for the four quarters ended September 30, 2012 was $71.2 million and our EBITDA for the fiscal quarter ending September 30, 2012 was $22.5 million.  The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, as of the date of this filing, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended September 30, 2012.  The Company’s EBITDA was calculated for such period to be $71.2 million.  In addition, for the third quarter of 2012, the Total Debt Ratio (as defined) of 7.1:1.0 was above the required maximum level of 6.1:1.0.  Further, the Company during such period did not comply with other debt ratios and from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Therefore, the Company is in default as of November 14, 2012 and the Non-Cash Pay Second Lien Notes are subject to the post-default interest rate of 15%.  For more information regarding the default, see Footnote 9(d) – "Long-Term Debt."  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.  The Non-Cash Pay Second Lien Notes are classified as a non-current liability in the accompanying consolidated balance sheet at September 30, 2012.

•	We met our EBITDA covenant requirements for the years ended December 31, 2010 and 2011.

For the three months ended September 30, 2012 and 2011, our EBITDA was $18.8 million and $20.6 million, respectively, and $38.4 million and $53.8 million for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, our adjusted EBITDA was $22.5 million and $20.3 million, respectively, and $52.3 million and $74.4 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Lastly, Indenture Fee and Severance Expense were added back as those do not relate to the operating performance of the Company.

Liquidity and Capital Resources

On May 16, 2011, we completed our IPO and issued 5,000,000 shares of common stock at a price of $10.00 per share, raising proceeds of approximately $43.5 million, net of underwriting discounts and commissions and estimated offering costs. Such net proceeds were used to redeem approximately $39.5 million in principal amount of long term debt.

As of September 30, 2012, we had cash of $14.6 million, plus restricted cash of $10.0 million compared to $23.4 million and $11.2 million as of December 31, 2011. We generate our cash flows from operations. For the nine months ended September 30, 2012 and 2011, cash flows generated from operations were $10.4 million and $21.6 million, respectively. We have no working capital line of credit. Our current New First Lien Notes and Cash Pay Second Lien Notes require us to make principal payments equivalent to 85% of Excess Cash Flow, as defined at 110% of principal 35 calendar days after each quarter end (See Note 9d). During the nine months ended September 30, 2012, the principal of such notes was reduced by $16.1 million from Excess Cash Flow.

We did not make an Excess Cash Flow payment due on November 5, 2012 and therefore, the New First Lien Notes and Cash Pay Second Lien Notes are in default as of November 5, 2012, and the grace period with respect thereto lapsed on November 14, 2012.  As such, post-default interest of 17.5% accrues commencing as of the default date.  We have received forbearance agreements from over 80% of our senior lenders and all of our Cash Pay Second Lien lenders with respect to such defaults in exchange for a forbearance fee equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  The forbearance agreements remain in place until the earlier of February 4, 2013, a default other than for not making the Excess Cash Flow payment, acceleration by the Trustee, or certain other circumstances.  The New First Lien Notes and Cash Pay Second Lien Notes are classified as current liabilities in the accompanying balance sheet at September 30, 2012.

We also made the second payment due to the Broadstream settlement of $5.0 million on September 29, 2011, and the final payment of $2.0 million on January 3, 2012.

The total amount of uncollected payments related to VAT not charged to customers as of September 30, 2012 was $37.5 million, including $21.3 million in potential penalties and interest. We are currently negotiating with tax authorities in the applicable European Union jurisdictions to extend the maturity of the payments. We have settled with tax authorities or paid our tax liabilities in full in certain countries. We are in different stages of negotiations with many other jurisdictions, and we are not able to estimate when the rest of the jurisdictions will be settled or paid in full. However, if we were forced to pay the total amount in the next year, it would have a material adverse effect on our liquidity and capital resources since we will not have sufficient cash flow over the next year to pay these obligations and we expect that our ability to borrow funds to pay these obligations would be limited.

Due to our Excess Cash Flow prepayment default, the New First Lien Notes and Cash Pay Second Lien Notes are subject to a maturity date acceleration by the lenders; however, over 80% of the First Lien lenders and all of the Cash Pay Second Lien lenders have executed forbearance agreements with us.  The New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013 and are classified as current liabilities in the accompanying balance sheet at September 30, 2012.  We are also in default of certain financial ratios and financial requirements under the Indentures to the Non-Cash Pay Second Lien Notes. Under the terms of the Intercreditor and Subordination Agreement among the Trustee under the Indentures for the New First Lien Notes, the Cash Pay Second Lien Notes and the Non-Cash Pay Second Lien Notes, neither the Trustee nor the holders of the Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined in the Indenture governing the Non-Cash Pay Second Lien Notes). The Non-Cash Pay Second Lien Notes mature on April 30, 2014.  We will be required to either restructure or refinance these notes prior to their maturity dates.  We are actively exploring opportunities to refinance the Notes and we have retained CRT Capital Group LLC as our financial advisor to help explore opportunities to refinance the Notes. Based on cash provided from operating activities (after interest payments on debt) during the past several years and the nine-month period, a substantial percentage of which has been needed to make principal payments on debt and forecasts of future operating cash flow, we anticipate that we will be able to either restructure or refinance the Notes; however there is no assurance that we will be able to accomplish such transactions on acceptable terms, or at all. Our inability to accomplish a successful restructuring or refinancing of the Notes will have a material adverse effect on our financial condition and may effect our ability to continue operations.

Cash Flow

Net cash provided by operations was $10.4 million for the nine months ended September 30, 2012 compared to $21.6 million for the same period in 2011. The decrease was primarily attributable to increases in operating losses and loss from discontinued operations in 2012.

Net cash used in investing activities for the nine months ended September 30, 2012 was $3.1 million compared to $6.5 million for the same period in 2011. This decrease resulted from decreased purchases of property and equipment and acquisitions.

Net cash used in financing activities for the nine months ended September 30, 2012 was $16.1 million, compared to $33.2 million for the same period in 2011. The decrease is primarily due to reductions in the amounts to repay debt.

Information Regarding EBITDA Covenants

Giving effect to the New Financing, we were required to maintain the following levels of EBITDA (as it is defined in the applicable Indenture, as amended):

•
For the last four quarters for any period ending through December 30, 2011, December 30, 2012 and December 30, 2013, our EBITDA on a consolidated basis for the year ended on such date needs to be greater than $85.0 million, $90.0 million and $95.0 million, respectively. Our EBITDA for the four quarters ended December 31, 2011 was $92.9 million.

In March, 2012, we entered into Supplemental Indentures with the Trustee governing the 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides that the Consolidated EBITDA minimum requirement (as defined in each indenture, as amended) be reset to provide that for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013. Consolidated EBITDA for the fiscal quarter ended September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million. In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  Our EBITDA for the four quarters ended September 30, 2012 was $71.2 million and the EBITDA for the quarter ended September 30, 2012 was $22.5 million.

The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, as of the date of this filing, we did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended September 30, 2012.  Our EBITDA was calculated for such period to be $71.2 million.  In addition, for the third quarter of 2012, the Total Debt Ratio (as defined) of 7.1:1.0 was above the required maximum level of 6.1:1.0.  Further, during such period we did not comply with other debt ratios and from time to time, we did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Therefore, we are in default as of November 14, 2012 and the Non-Cash Pay Second Lien Notes are subject to the post-default interest rate of 15%.  For more information regarding the default, see Footnote 9(d) – "Long-Term Debt."  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined in the applicable indenture, as amended) until the New First Lien Notes are paid in full.  The Non-Cash Pay Second Lien Notes are classified as a non-current liability in the accompanying consolidated balance sheet at September 30, 2012.

Financing Activities

We are currently highly leveraged and our outstanding notes are secured by substantially all of our assets. Our note agreements and Indentures contain many restrictions and covenants, including financial covenants regarding EBITDA. As disclosed above, we are in default under our principal debt instruments as of November 14, 2012. See the section entitled " — Information Regarding EBITDA Covenants" above. To the extent that our notes are not fully repaid, we will remain subject to such restrictions and covenants. Interest expense for the nine months ended September 30, 2012 totaled $64.2 million.

On October 27, 2010, we completed the New Financing. $305.0 million principal amount of New First Lien Notes due 2013 were co-issued by us and INI of which (a) $200.2 million was exchanged for $130.5 million outstanding principal amount of First Lien Notes, $49.4 million outstanding principal amount of Second Lien Notes and $14.5 million outstanding principal amount of former Senior Secured Notes, (b) $91.4 million was issued for cash proceeds of $89.6 million before payment of related fees and expenses of $5.8 million and (c) $13.4 million was used to pay commitment fees to the holders of  New First Lien Notes and Second Lien Notes. Cash of $86.2 million was used to redeem $36.6 million of New First Lien Notes at 102% of principal, $30.6 million of Second Lien Notes (representing the remaining outstanding principal amounts of First and Second Lien Notes) and $18.3 million outstanding principal amount of former Senior Secured Notes. Cash was also used to pay $4.1 million of accrued interest on the exchanged and redeemed notes, a $825,000 redemption premium on certain exchanged New First Lien Notes and $435,000 in commitment fees to certain noteholders.

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

In March 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% New First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides, among other things, that the Consolidated EBITDA minimum requirement (as defined in each indenture) be reset.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, was paid on March 31, 2012.  For more information, see Note 9 to the Company’s Audited Financial Statements as of December 31, 2011 and 2010 and the years ended December 31, 2011, 2010 and 2009.

The Company did not make an Excess Cash Flow payment due in November, 2012 and therefore, the New First Lien Notes and Cash Pay Second Lien Notes are in default as of November 5, 2012, and the grace period with respect thereto lapsed on November 14, 2012.  As such, post-default interest of 17.5% accrues commencing as of the default date.  The Company has received forbearance agreements from over 80% of its senior lenders and all of its Cash Pay Second Lien lenders with respect to such defaults in exchange for a forbearance fee equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  The forbearance agreement remains in place until the earlier of February 4, 2013, a default other than for not making the Excess Cash Flow payment, acceleration by the Trustee, or certain other circumstances.  The New First Lien Notes and Cash Pay Second Lien Notes are classified as current liabilities in the accompanying balance sheet at September 30, 2012.

The New First Lien Notes and Cash Pay Second Lien Notes are subject to a maturity date acceleration by the lenders; however, over 80% of the New First Lien lenders and all of the Cash Pay Second Lien lenders have entered into forbearance agreements with the Company.  The New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013 and the Non-Cash Pay Second Lien Notes mature on April 30, 2014.  The Company will be required to either restructure or refinance these notes prior to their maturity dates.  The Company anticipates that it will be able to either restructure or refinance the notes; however there is no assurance that the Company will be able to accomplish such transactions on acceptable terms, or at all. The Company’s inability to accomplish a successful restructuring or refinancing of the notes will have a material adverse effect on the Company’s financial condition.

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

The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.  The Company’s EBITDA was calculated for such periods to be $78.2 million, $69.0 million and $71.2 million, respectively.  In addition, the Total Debt Ratio (as defined) for such periods of 6.3:1.0, 7.4:1.0 and 7.1:1.0 was above the required maximum level of 6.1:1.0.  Further, during the quarters ended June 30, 2012 and September 30, 2012, the Company violated certain other debt ratios.  In addition, from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.

On May 11, 2012, the Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived the EBITDA covenant violation and the Total Debt Ratio for the quarter ended March 31, 2012 and minimum liquidity requirement covenant violations through August 14, 2012, as well as the failure to timely comply with minimum liquidity requirement and the reporting requirement thereof.  On August 10, 2012, the Company received a waiver from the Trustee and Required Holders related to its failure to meet the minimum EBITDA requirement as well as the Total Debt and other ratios for the quarter ended June 30, 2012 and the minimum liquidity requirement waiver was extended through November 14, 2012.  However, the waiver was not extended beyond November 14, 2012.  Therefore, the Company is in default as of November 14, 2012 and the Non-Cash Pay Second Lien Notes are subject to the post-default interest rate of 15%.  The Non-Cash Pay Second Lien Notes are classified as non-current liabilities in the accompanying balance sheet as of September 30, 2012.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2012:

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		($ in thousands)
Long-term Notes Payable, including current portion:
New First Lien Notes(1)	$212,988	$212,988	$—	$—	$—
Cash Pay Second Lien Notes(1)	9,622	9,622	—	—	—
Non-Cash Pay Second Lien Notes(1)	280,526		280,526	—	—
Sellers Agreements(2)	1,250	1,250	—	—	—
Operating Leases(3)	9,278	2,604	5,555	707	412
Other (4)	1,509	1,506	3	—	—
Total (5)	$515,173	$227,970	$286,084	$707	$412

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

(4)
Other commitments and obligations are comprised of contracts with software licensing, communications, computer hosting, and marketing service providers. These amounts totaled $1.5 million for less than one year. Contracts with other service providers are for 30 day terms or less.

(5)
Interest expense has been excluded from the Contractual Obligations table above. As of September 30, 2012, the Company had $213.0 million and $9.6 million of New First Lien Notes and Cash Pay Second Lien Notes, respectively, which would result in an annual cash interest expense obligation of $31.3 million before giving effect to required principal reductions from excess cash flow. No cash interest payments are payable in respect of Non-Cash Pay Second Lien Notes.

Off-Balance Sheet Transactions

As of September 30, 2012, we did not have any off-balance sheet arrangements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk attributed to interest and foreign currency exchange rates.

Interest Rate Fluctuation Risk

We are not exposed to any interest rate fluctuations.

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange risk is due to our international operations.  As of September 30, 2012, we had a $40.0 million liability for VAT denominated in Euros and $1.2 million of restricted cash denominated in Euros and Pounds held by foreign credit card processors, which represent substantially all of our foreign currency exchange rate exposure.  In addition, we have foreign currency exposure related to the net assets and operations of JigoCity which we acquired in September 2011 however, such exposure has been ended with the discontinuance of such operations. In addition, revenues derived from international websites are paid in advance primarily with credit cards and are denominated in local currencies.  Substantially all such currencies are converted into U.S. dollars on the dates of the transactions at rates of exchange in effect on such dates and remitted to us and accordingly, is recorded based on the U.S. dollars received by us.  As a result, our foreign currency exchange risk exposure is not material and is limited to the amount of foreign exchange rate changes on any individual day on the portion of our net revenue received in other currencies.  Restricted cash held by foreign credit card processors and VAT liabilities denominated in foreign currencies are converted into U.S. dollars using current exchange rates in effect as of the balance sheet date.  Gains and losses resulting from transactions denominated in foreign currencies are recorded in the statement of operations.  The potential loss resulting from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates is approximately $4.0 million.  We do not utilize any currency hedging strategies.

Operations of JigoCity’s foreign subsidiaries are conducted in local currencies which represents their functional currencies. Balance sheet accounts of such subsidiaries are translated from foreign currencies into U.S. dollars at the exchange rate in effect at each balance sheet date and income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process, which were not significant at September 30, 2012, are not included in the statement of operations, but are included in accumulated other comprehensive income on the consolidated balance sheet.

Inflation Risk

We are subject to the effects of changing prices.  We have, however, generally been able to pass along inflationary increases in our costs by increasing the prices of our products and subscriptions.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Change In Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no material changes to the material pending legal proceedings described in our Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 29, 2012.

Item 1A.	RISK FACTORS

Item 1A of Part 1 of our Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 29, 2012 includes a detailed discussion of the risk factors that could materially affect our business, financial conditions or future prospects.  Set forth below is a discussion of the material changes in our risk factors previously disclosed in our Form 10-K.  The information below updates, and should be read in conjunction with, the risk factors in our Form 10-K.  We encourage you to read these risk factors in their entirety.

We are currently in default under our New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  Although we are operating under forebearance agreements with over 80% of the noteholders of the New First Lien Notes and 100% of the Cash Pay Second Lien Notes, if we do not reestablish compliance with certain financial covenants, ratios and tests by the earlier of February 2013 or the occurrence of certain other circumstances, and otherwise remain in compliance with the Indentures governing our Notes, the holders of the New First Lien Notes and Cash Pay Second Lien Notes could accelerate this indebtedness and we may be unable to pay the total amount of indebtedness due or we may be unable to find alternative sources of financing to refinance our indebtedness on acceptable terms or at all.

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

We did not make an Excess Cash Flow payment due on November 5, 2012 and as a result the New First Lien Notes and Cash Pay Second Lien Notes are in default and the applicable grace period expired on November 14, 2012.  Post-default interest of 17.5% accrues commencing as of the default date.  We have received forbearance agreements from over 80% of the New First Lien Notes and 100% of the Cash Pay Second Lien Notes with respect to such defaults in exchange for a forbearance fee equal to one-half of a percent (0.5%) of the outstanding principal amount of the Notes held by such lenders.  The forbearance agreement remains in place until the earlier of February 4, 2013, the occurrence of a default other than for not making the Excess Cash Flow payment, acceleration by the Trustee, or certain other circumstances.

Additionally, as of the date of this filing, we did not comply with the minimum EBITDA requirement (as defined in the applicable indenture, as amended) of the Non-Cash Pay Second Lien Notes of $90 million for the four consecutive fiscal quarters ended September 30, 2012.  Our EBITDA was calculated for such period to be $71.2 million.  In addition, the Total Debt Ratio (as defined in the applicable indenture, as amended) of 7.1:1.0 was above the required maximum level of 6.1:1.0.  Further, we did not comply with other debt ratios during such period and from time to time, we did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Therefore, we are in default as of November 14, 2012 and the Non-Cash Pay Second Lien Notes are subject to the post-default interest rate of 15%.  Under the terms of an Intercreditor and Subordination Agreement among the Trustee under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Non-Cash Pay Second Lien Notes or take any other Enforcement Action (as defined in the applicable indenture, as amended) until the New First Lien Notes are paid in full.

If the forbearance period under the forbearance agreements lapses prior to February 4, 2013, further events of default occur in the future under any of the indentures governing our Notes and our efforts to cure such events of default are unsuccessful, it would likely result in the acceleration of our then-outstanding debt, which in turn could trigger the cross-default and cross-acceleration provisions of our other financing agreements. If all of our indebtedness was accelerated as a result of an event of default, we may not have sufficient funds at the time of acceleration to repay in full the total amount of indebtedness that becomes due as a result of such acceleration and we may be unable to find alternative sources of financing to refinance our indebtedness on terms that are acceptable to us or at all.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

The Company did not make a required Excess Cash Flow payment due in November, 2012 on the New First Lien Notes and Cash Pay Second Lien Notes and therefore, such Notes are in default as of November 14, 2012.  As such, post-default interest of 17.5% accrues commencing as of the default date.  The New First Lien Notes and Cash Pay Second Lien Notes are classified as current liabilities in the accompanying balance sheet at September 30, 2012.

The New First Lien Notes and Cash Pay Second Lien Notes are subject to a maturity date acceleration by the lenders; however, over 80% of the New First Lien lenders and all of the Cash Pay Second Lien lenders have entered into forbearance agreements with the Company in exchange for a forbearance fee equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  The forbearance agreement remains in place until the earlier of February 4, 2013, a default other than for not making the Excess Cash Flow payment, acceleration by the Trustee, or certain other circumstances.  The New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013 and the Non-Cash Pay Second Lien Notes mature on April 30, 2014.  The Company will be required to either restructure or refinance these notes prior to their maturity dates.  The Company anticipates that it will be able to either restructure or refinance the notes; however there is no assurance that the Company will be able to accomplish such transactions on acceptable terms, or at all. The Company’s inability to accomplish a successful restructuring or refinancing of the notes will have a material adverse effect on the Company’s financial condition.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

Non-Cash Pay Second Lien Notes

As of the date of this filing, the Company did not comply with the minimum EBITDA requirement (as defined in the indenture, as amended) of the Non-Cash Pay Second Lien Notes of $90 million for the four consecutive fiscal quarters ended September 30, 2012.  The Company’s EBITDA was calculated for such period to be $71.2 million.  In addition, the Total Debt Ratio (as defined in the indenture, as amended) of 7.1:1.0 was above the required maximum level of 6.1:1.0.  Further, the Company during such period did not comply with other debt ratios and from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.   Therefore, the Company is in default as of November 14, 2012 and the Non-Cash Pay Second Lien Notes are subject to the post-default interest rate of 15%.  For more information regarding the default, see Footnote 9(d) – "Long-Term Debt."  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined in the Indenture, as amended) until the New First Lien Notes are paid in full.  The Non-Cash Pay Second Lien Notes are classified as a non-current liability in the accompanying consolidated balance sheet at September 30, 2012.

Item 6.	EXHIBITS

Exhibit No.	Description of Exhibit

4.77	Form of Forbearance Agreement, dated as of November 5, 2012, by and among Interactive Network, Inc., FriendFinder Networks Inc. and certain holders of the First Lien Notes (1)
4.78	Form of Forbearance Agreement, dated as of November 5, 2012, by and among FriendFinder Networks Inc., Interactive Network, Inc. and the holders of the Cash Pay Secured Notes (1)
10.1	Consulting Agreement, dated as of October 5, 2012 between FriendFinder Networks Inc. and Marc H. Bell (2)
10.2	Consulting Agreement, dated as of October 5, 2012 between FriendFinder Networks Inc. and Daniel C. Staton (2)
10.3	Agreement in Continuation of Certain Equity Awards, dated as of October 5, 2012 between FriendFinder Networks Inc. and Marc H. Bell (2)
10.4	Agreement in Continuation of Certain Equity Awards, dated as of October 5, 2012 between FriendFinder Networks Inc. and Daniel C. Staton (2)
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document #*
101.SCH	XBRL Taxonomy Extension Schema Document#*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#*

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

*	Filed herewith.

(1)	Incorporated by reference to the corresponding exhibits to the Form 8-K filed on November 8, 2012.
(2)	Incorporated by reference to the corresponding exhibit to the Form 8-K filed on October 5, 2012.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Anthony Previte
Date: November 14, 2012	Name: Anthony Previte
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/Ezra Shashoua
Name: Ezra Shashoua
Chief Financial Officer
(Principal Financial and Accounting Officer)