Form 10-Q/A
period 2012-09-30
FriendFinder Networks Inc.
filed 2012-12-05
CIK 1451951

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

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-Q/A is being filed by FriendFinder Networks Inc. (the "Company") solely for the purpose of revising one tabular presentation contained in footnote 14 to its Unaudited Condensed Consolidated Financial Statements and related disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) of the Form 10-Q/A.  The changes to footnote 14 are contained in the first tabular presentation on page 17 and relate only to the allocation of revenues among subscription based service and pay by usage service for the three and nine month periods ended September 30, 2012.  The changes in the MD&A are contained in the tabular disclosure on page 29 and the disclosures on pages 31, 33, 35, 36 and 37 relating to the amount of certain metrics and the relative percentage composition of the Company's Internet Segment historical operating data for the same time periods among Adult Websites and Live Interactive Websites.  The Company's operating results for the referenced periods disclosed in its unaudited financial statements and its segment information for the referenced periods disclosed in footnote 14 to its Unaudited Condensed Consolidated Financial Statements and on page 28 of the Form 10-Q/A are otherwise not impacted by the revisions referenced above and remain the same.

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

FRIENDFINDER NETWORKS INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.         Segment Information (Continued)

Net revenues by service and product are as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Internet:
Subscription based service(a)	$50,018	$56,290	$155,858	$172,511
Pay by usage service(a)	22,681	20,708	67,766	60,660
Social Commerce	-	146	-	146
Advertising	-	2	-	2
	72,699	77,146	223,624	233,319

Entertainment
Magazine	1,754	2,396	6,114	7,439
Video entertainment	2,747	2,630	8,455	7,223
Licensing	524	564	1,620	1,646
	5,025	5,590	16,189	16,308
Total revenue	$77,724	$82,736	$239,813	$249,627

(a)
Subscription based service revenues have been decreased by approximately $3.0 million and pay by usage service revenues have been increased by approximately $3.0 million for the three and nine month periods ended Sepetember 30, 2012 from the amounts shown in the Form 10-Q filed on November 14, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Adult Websites
New members	7,777,820	9,812,584	25,981,960	28,963,082
Beginning subscribers	794,680	857,733	827,728	950,705
New subscribers	383,374	406,261	1,210,680	1,210,247
Terminations	414,662	414,325	1,275,016	1,311,283
Ending subscribers	763,392	849,669	763,392	849,669
Conversion of members to subscribers	4.9%	4.1%	4.7%	4.2%
Churn	17.7%	16.2%	17.8%	16.2%
ARPU	$20.87	$20.86	$21.04	$20.24
CPGA	$40.16	$45.21	$46.35	$43.55
Average lifetime net revenue per subscriber	$77.48	$83.76	$71.81	$81.51
Net revenue (in millions)	$48.8	$53.4	$150.7	$164.0
General Audience Websites
New members	888,129	1,463,706	3,010,530	5,050,758
Beginning subscribers	38,611	48,411	44,519	53,194
New subscribers	18,915	25,710	65,693	75,727
Terminations	19,461	27,785	72,147	82,585
Ending subscribers	38,065	46,336	38,065	46,336
Conversion of members to subscribers	2.1%	1.8%	2.2%	1.5%
Churn	16.9%	19.6%	19.4%	18.4%
ARPU	$11.18	$21.69	$13.91	$19.47
CPGA	$24.08	$30.10	$40.53	$26.83
Average lifetime net revenue per subscriber	$42.01	$80.86	$31.14	$78.75
Net revenue (in millions)	$1.3	$3.1	$5.2	$8.7
Live Interactive Video Websites
Total minutes	8,989,717	8,781,261	27,893,863	25,991,342
Average revenue per minute	$2.52	$2.36	$2.43	$2.33
Net revenue (in millions)	$22.6	$20.7	$67.7	$60.7

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

The decrease in internet revenue was primarily attributable to a decrease in our subscription based service revenue of $6.4 million, or 11.3% due to a decrease in affiliate based traffic to our websites as well as an increase in churn of our subscribers as described below in our cost of revenue and operating metrics respectively. The above decline was offset by an increase in our live interactive video website revenue of $1.9 million, or 9.2%, due mainly to an increase in total minutes purchased, which was a direct result of our effective marketing campaigns. The reduction in affiliate based traffic is a result of our efforts to eliminate certain low margin co-brands.  We also experienced negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) which affected our revenue as well.

Internet revenue for the three months ended September 30, 2012 was comprised of 67.1% relating to our social networking websites, 31.1% relating to our live interactive video websites and 1.8% relating to our premium content websites, as compared to 71.4% for our social networking websites, 26.9% for our live interactive video websites and 1.7% for our premium content websites for the same period in 2011.

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

The decrease in internet revenue was primarily attributable to a decrease in our subscription based service revenue of $16.8 million, or 9.7% due to a decrease in traffic to our websites as well as an increase in churn of our subscribers as described below in our cost of revenue and operating metrics respectively.  The above decline was offset by an increase in our live interactive video websites revenue of $7.0 million, or 11.5%, due mainly to an increase in total minutes purchased which was a direct result of more effective marketing campaigns.  Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected our revenue as well.

Internet revenue for the nine months ended September 30, 2012 was comprised of 68.0% relating to our social networking websites, 30.3% relating to our live interactive video websites and 1.7% relating to our premium content websites, as compared to 72.3% for our social networking websites, 26.0% for our live interactive video websites and 1.6% for our premium content websites for the same period in 2011.

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

Average Revenue per Subscriber.  ARPU for the three months ended September 30, 2012 was $20.87 as compared to $20.86 for the three months ended September 30, 2011, representing an increase of $0.01.

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

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the three months ended September 30, 2012 was $77.48 as compared to $83.76 for the three months ended September 30, 2011, representing a decrease of $6.28 or 7.5%.  The decrease was driven by the decrease in subscribers and increase in churn described above.

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

Live Interactive Video Websites

Average Revenue Per Minute.  Average Revenue Per Minute for the three months ended September 30, 2012 was $2.52 as compared to $2.36 for the three months ended September 30, 2011, representing an increase of $0.16 or 6.8%.

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

Average Revenue per Subscriber.  ARPU for the nine months ended September 30, 2012 was $21.04 as compared to $20.24 for the nine months ended September 30, 2011, representing an increase of $0.80, or 4.0%.

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

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the nine months ended September 30, 2012 was $71.81 as compared to $81.51 for the nine months ended September 30, 2011, representing a decrease of $9.70 or 11.9%.  The decrease was driven by a decrease in subscribers and an increase in the churn and CPGA described above.

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

Live Interactive Video Websites

Average Revenue Per Minute.  Average Revenue Per Minute for the nine months ended September 30, 2012 was $2.43 as compared to $2.33 for the nine months ended September 30, 2011, representing an increase of $0.10, or 4.3%.

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

	By:	/s/ Anthony Previte
Date: December 5, 2012	Name: Anthony Previte
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/Ezra Shashoua
Name: Ezra Shashoua
Chief Financial Officer
(Principal Financial and Accounting Officer)