Form 10-K
period 2012-12-31
FriendFinder Networks Inc.
filed 2013-04-01
CIK 1451951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the 17,550,666 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant’s second quarter (based on the last reported sales price of such stock on the NASDAQ Global Market on such date of $0.98 per share) was approximately $17.2 million.

As of March 27, 2013, the registrant had 32,697,761 shares of common stock outstanding.

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1.  Business

Company Overview

We are a leading internet technology and entertainment company providing services in the rapidly expanding markets of adult dating, social networking and web-based video sharing. Our business consists of creating and operating technology platforms which run several of the most heavily visited websites in the world. Through our extensive network of more than 8,000 websites, since our inception, we have built a base of more than 228 million members in more than 200 countries. We are able to create and maintain, in a cost-effective manner, websites intended to appeal to users of diverse cultures and interest groups. We offer our members a wide variety of online services so that they can interact with each other and access the content available on our websites. Our most heavily visited websites include AdultFriendFinder.com, Amigos.com, AsiaFriendFinder.com, Cams.com, FriendFinder.com, BigChurch.com and SeniorFriendFinder.com. For the year ended December 31, 2012 we had net revenue, income from operations and net losses of $314.4 million, $55.1 million and $49.4 million, respectively.  As of December 31, 2012, we divide our business into two reportable segments: internet, which consists of adult dating, social networking, live interactive video, and premium content websites; and entertainment, which consists of broadcast studio production and distribution, licensing and publishing.  For financial information regarding our two reportable segments, please refer to “Note P – Segment Information” in our consolidated financial statements included elsewhere in this Form 10-K.

Our revenues to date have been primarily derived from online subscription and paid-usage for our products and services. These products and services are delivered primarily through two highly scalable revenue-generating technology platforms:

•
Adult Dating and Social Networking. Approximately 62.7% and 67% of our total net revenues for the years ended December 31, 2012 and 2011 were generated through our targeted social networking technology platform. Our adult dating and social networking technology platform provides users who register or purchase subscriptions to one or more of our websites with the ability to communicate and to establish new connections with other users via our personal chat rooms, instant messaging and e-mail applications and to create, post and view content of interest. The content on our adult dating and social networking sites is generated by our users for our users. Our technology platform is extremely scalable and requires limited incremental cost to add additional users or to create new websites catering to additional unique audiences. As a result, we have been able to rapidly create and seamlessly maintain multiple websites tailored to specific categories or genres and designed to cater to targeted audiences with mutual interests. We believe that our ability to create and operate a diverse network of specific interest websites with unique, user-generated content in a cost-effective manner is a significant competitive differentiator that allows us to implement a subscription-fee based revenue model while many other popular social networking websites rely primarily upon free-access, advertising-based revenue models.

•
Live Interactive Video. Approximately 28.9% and 25% of our total net revenues for the years ended December 31, 2012 and 2011 were generated through our live interactive video technology platform. Our live interactive video technology platform is a live video broadcast platform that enables models to broadcast from independent studios throughout the world and interact with our users via instant messaging or chat and video. Users are primarily  charged on a per-minute basis to interact with models. We pay a percentage of the revenues we generate to the studios that employ the models. We believe our live interactive video platform provides a unique offering including bi-directional and omnidirectional video and interactive features that allow models to communicate with and attract users through a variety of mediums including blogs, newsletters and video. As a result, many studios and their models prefer our platform given our audience size and international reach, and our users prefer our platform as a result of the quality and variety of our models, the reliability of our network and the diversity of interactive features our platform provides. In addition, we believe the reliability of our live interactive video technology platform is a key factor allowing us to maintain a large base of users.

In addition to our revenue-generating technology platforms, we have invested significant time and resources into developing our back-end marketing, analytics and billing technologies. Our marketing, analytics and billing technologies are the result of more than fifteen years of development work and are a key contributor to the success of our business. During that time, we have developed proprietary systems to allow our marketing affiliates to maximize their revenue for our mutual benefit. These systems include proprietary white-labeling solutions, in which we provide back-end technology solutions to permit affiliates and marketing partners to deliver our products and services while maintaining the affiliate's and marketing partner's own branding and style, self-optimizing ad spots, and a robust banner optimization engine that automatically chooses the best possible site and banner to promote in a given ad spot. Our marketing technology has also enabled the creation and continued growth of our network of more than 9,300 affiliates, which we believe is one of the largest of its kind in the world and a significant barrier to entry to potential and existing competitors. Similarly, our proprietary analytics technology provides us with an advantage relative to less sophisticated competitors by enabling us to estimate future revenue based on short-term response to our advertising campaigns, as well as providing for analysis of key data and metrics in order to optimize our marketing spend and maximize the revenues our websites generate. Our robust billing platform allows our customers to pay using many of the widely-adopted methods of e-commerce, both domestically as well as internationally. In addition, as a result of our size and technical sophistication, we can collect monies from regions and customers that other companies cannot, using payment methods that go beyond traditional credit card billing, like SMS billing.

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

•
Registrants. Registrants are visitors who complete a free registration form on one of our websites by giving basic identification information and submitting their e-mail address. For the years ended December 31, 2012 and 2011, we averaged 5.8 million and 6.4 million new registrations on our websites each month. Some of our registrants are also members, as described below.

•
Members. Members are registrants who log into one of our websites and make use of our free products and services. Members are able to complete their personal profile and access our searchable database of members but do not have the same full-access rights as subscribers. For the years ended December 31, 2012 and 2011, we averaged more than 3.1 million and 3.7 million new members on our websites each month.

•
Subscribers. Subscribers are members who purchase daily, three-day, weekly, monthly, quarterly, annual or lifetime subscriptions for one or more of our websites. Subscribers have full access to our websites and may access special features. For the years ended December 31, 2012 and 2011, we had a monthly average of approximately 830 thousand and 920 thousand paying subscribers.

•
Paid Users. Paid users are members who purchase products or services on a pay-by-usage basis. For the years ended December 31, 2012 and 2011, we averaged approximately 3.1 million and 2.9 million purchased minutes by paid users each month.

We focus on the following key business metrics to evaluate the effectiveness of our operating strategies:

•
Average Revenue per Subscriber. We calculate average revenue per subscriber, or ARPU, by dividing net revenue for the period by the average number of subscribers in the period and by the number of months in the period. As such, our ARPU is a monthly calculation. For the years ended December 31, 2012 and 2011, our average monthly revenue per subscriber was $20.78 and $20.14. For more information regarding our revenue, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011."

•
Churn. Churn is calculated by dividing terminations of subscriptions during the period by the total number of subscribers at the beginning of that period. Our average monthly churn rate, which measures the rate of loss of subscribers, for the years ended December 31, 2012 and 2011 was approximately 18.0% and 16.2%.

•
Cost Per Gross Addition. Cost per gross addition, or CPGA, is calculated by adding affiliate commission expense plus ad buy expenses and dividing by new subscribers during the measurement period. Our CPGA for the years ended December 31, 2012 and 2011 was $44.60 and $43.11.

•
Average Lifetime Net Revenue Per Subscriber. Average Lifetime Net Revenue Per Subscriber is calculated by multiplying the average lifetime (in months) of a subscriber by ARPU for the measurement period and then subtracting the CPGA for the measurement period. Our Average Lifetime Net Revenue Per Subscriber for the years ended December 31, 2012 and 2011 was $70.55 and $81.12. While we monitor many statistics in the overall management of our business, we believe that Average Lifetime Net Revenue Per Subscriber and the number of subscribers are particularly helpful metrics for gaining a meaningful understanding of our business as they provide an indication of total revenue and profit generated from our base of subscribers inclusive of affiliate commissions and advertising costs required to generate new subscriptions.

In addition to our adult dating and social networking and live interactive video platforms, we also offer professionally-generated content through our premium content technology platform, and our non-internet entertainment business. Approximately 1.6% and 1.6% and 6.8% and 6.7% of our total net revenues for the years ended December 31, 2012 and 2011, respectively, were generated via our premium content technology platform and our non-internet entertainment business, respectively. Through websites such as Penthouse.com and HotBox.com, our subscribers and paid users have access to our collection of more than 15,000 hours of professional video, which includes our library of more than 800 standard and high-definition full-length feature films and one million professionally produced images. We began shooting all of our content in 3D in September 2010. By the end of December 2012, we were producing more than 40 hours of 3D Content and 50 hours of HD content per month. Additionally, subscribers have access to editorial content, chat rooms and other interactive features. In addition to our online products and services, we also have a non-technology legacy entertainment business, in which we produce and distribute original pictorial and video content via traditional distribution channels, license the globally-recognized Penthouse brand to a variety of consumer product companies and entertainment venues and public branded men's lifestyle magazines.

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

We operate some of the most heavily visited social networking websites in the world, currently adding on average more than 5.2 million new registrants and more than 3.1 million new members each month. Since our inception, more than 228 million members have registered on our websites, with a majority of our members outside of the United States. Our websites are designed to appeal to individuals with a diversity of interests and backgrounds. We believe potential members are attracted to the opportunity to interact with other individuals by having access to our large, diverse user base. We believe that our broad and diverse international user base also represents a valuable asset that will provide opportunities for us to offer targeted online advertising to specific demographic groups and represents a substantial barrier to entry for potential competitors.

•	Large and Difficult to Replicate Affiliate Network and Significant Marketing Spend.

Our marketing affiliates are companies that market our services on their websites, allowing us to market our brand beyond our established user base. These affiliates direct visitor traffic to our websites by using our technology to place banners or links on their websites to one or more of our websites for a fee. As of December 31, 2012, we had more than 9,300 participants in our marketing affiliate program from which we derive a substantial portion of our new members and approximately 55% of our net revenues for the year ended December 31, 2012. For the year ended December 31, 2012, we made payments to marketing affiliates of approximately $63.0 million, a large portion of which was on a revenue share basis with the Company, as opposed to a pay-per-order basis. In addition, we spent $27.5 million on ad buy expenses during the same time period. We believe that the difficulty in building an affiliate network of this large size, together with our combined affiliate and advertising spend of approximately $90.4 million for the year ended December 31, 2012, presents a significant barrier to entry for potential competitors.

Our Strategy

Our goal is to enhance revenue opportunities while improving our profitability. We plan to achieve these goals using the following strategies:

•	Refocusing the Business.

We are refocusing the business by devoting our resources to our core websites and brands.  We have closed, disposed of or reorganized certain unprofitable ventures and are now turning our attention back to our core business.  This includes the closure of private label websites, allowing us to focus on our key brands.

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

•	Monetize Current Foreign Markets.

In 2012, nearly 66% of our members were outside the United States, but non-U.S. users accounted for less than half of our total net revenues. We seek to expand our sites to permit the use of alternative payment mechanisms — including credit card and non-credit card payments, such as pre-authorized debiting and mobile phone payments — in our targeted geographic areas which should allow us to increase our revenue and EBITDA.

Our Products and Services

Our products and services consist of our adult dating, social networking, live interactive video and premium content websites and, to a lesser extent, the licensing of our Penthouse brand, the publishing of branded men's lifestyle magazines and the production and distribution of original video and pictorial content. For a discussion of our financial information for specific geographic areas, see "Note P — Segment Information" in our consolidated financial statements included elsewhere in this Form 10-K.

Adult Dating and Social Networking Websites

The adult dating and social networking aspect of our business is a cornerstone of our business model and is our largest source of revenue. We believe we are a leading provider of social networking websites in the world. These websites accounted for 62.7% of our net revenue for the year ended December 31, 2012.

We provide adult dating, social networking and online personals services for members of diverse cultures, ethnicities and interest groups. Each website is built around a central theme, which often relates to the ethnicity or social interests of its members. These online communities are delivered in the language appropriate to the group targeted by the website, including:

• English	• German	• Portuguese
• Chinese	• Italian	• Spanish
• Dutch	• Japanese	• Swedish
• French	• Korean	• Tagalog

Membership on our adult dating and social networking websites generally includes access to member-generated content including the ability to post a personal profile and photographs, create a social network, chat and instant message with other members, and search our database of member profiles as well as company-generated features and content such as contests, newsletters and articles as well as the loyalty program we administer. We believe that this variety of revenue-enhancing features encourages visitors to join as members. The ability to initiate communication with other members and subscribers via our e-mail communications platform and view the full profiles of the members in our database requires payment of a subscription fee. Depending on the specific website, subscribers also have access to additional functionality and increased or enhanced levels of services and content. Described below are several of the features that are accessible on many of our websites.

•	Activity Feed – Activity Feeds are where members receive the most recent feed on the activities occurring on the site.

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
•
Posting Profiles — Members include personal details, such as city of residence and birthday, physical information, such as height and hair color, personal information, such as education, and occupation as well as other information. They describe themselves, specifying hobbies, the type of person they are seeking for a friend or for dating and can include photographs. Members are encouraged to make their profiles as unique as possible by including personal details.

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

Live Interactive Video Websites

Our live interactive video websites, such as Cams.com, are a broadcast platform that enables models with a camera and a broadband internet connection to broadcast to an audience of users of any size. These websites represented approximately 28.9% of our net revenue for the year ended December 31, 2012. On these websites we offer an interactive webcam service where users can contact models, visually see them and communicate via on-screen text messaging or via webcam to webcam. The models broadcast from independent studios throughout the world to a group of our users. The models interact with a group of users until an individual user requests a private one-on-one experience at which time the per-minute usage charge begins and the screen is blocked to all but the user who is being charged. In some cases, other users are permitted to view the private session for a fee but not interact with the model. In addition to the pay-by-usage service, we offer subscription-based payment options that provide discounts on the pay-per-usage services. The majority of the revenues we generate from these websites are from users who may not be subscribers but provide a credit card for payment under the pay-by-usage plan. For the year ended December 31, 2012, we paid approximately $27.9 million to models and to the studios that employ them.

Premium Content Websites

We operate a number of websites with premium content, such as Penthouse.com and HotBox.com. These websites represented approximately 1.6% of our net revenue in the year ended December 31, 2012. Premium content is professionally-generated content as opposed to member-generated content. These websites provide subscribers and paid users access to our collection of more than 15,000 hours of professional video, which includes our library of more than 800 standard and high-definition full-length feature films. Our subscribers also have access to our collection of over one million professionally produced images. Additionally, subscribers have access to editorial content, chat rooms and other interactive features.

We believe that we are one of the few companies that produce high quality, high definition video productions available on the internet. In 2012, we averaged 42 hours of high definition productions per calendar quarter using a combination of freelance and contract directors. Our programming is available on television in the United States, Latin America, Europe and Asia.

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

Technology Platform

We have developed a robust, highly scalable technology platform over the last ten years, which is supported by approximately 71 architects, programmers and designers as of December 31, 2012. Our proprietary technology platform operates on more than 3,000 internal network and storage devices and allows us to add new registrants and members and additional websites at a very low incremental cost. In addition, we have developed a wide array of technologies to support our affiliate program, our billing processes, content management and translation and for business analytics.

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

Licensing of Penthouse Brand

We license the Penthouse name, logos, trademarks and artwork for the manufacture, sale and distribution of consumer products. Licensing represented approximately 0.8% of our net revenue in the year ended December 31, 2012. We work with our U.S. and international licensees to develop, market and distribute Penthouse-branded products, including books, apparel, accessories, lingerie, shoes and novelties. We have six international editions of Penthouse magazine and its associated magazines and digests available in 10 countries. We continually seek to expand our licenses and products in new markets and retail categories both domestically and internationally.

We also license our Penthouse brand to 12 upscale gentlemen's clubs and nightclubs. We actively seek to expand our location-based entertainment business, and we are in negotiations on a number of other locations in the United States, Europe and Asia. Our licensing arrangements require limited capital investment or expense on our part.

Magazine Publishing

Penthouse magazine and its related publications are our branded men's lifestyle publications offering a combination of pictorials, editorial content and humor. We also publish several other adult-oriented magazines and digests. Magazine Publishing represented approximately 2.5% of our net revenue in the year ended December 31, 2012. We believe that Penthouse magazine plays a key role in driving the continued popularity and recognition of the Penthouse brand. Accordingly, in the past few years we made significant changes to Penthouse magazine in order to appeal to a wider customer base. We softened the magazine's pictorial content to improve newsstand positioning and attract a wider national advertising base, and we added editorial content covering sports, music, video and gaming in order to attract additional categories of advertisers and new readers, primarily targeting 21 to 39 year old males. This resulted in the magazine re-entering sales channels in retail establishments. Our advertising base has expanded to now include tobacco, liquor, apparel, footwear, toiletries, men's grooming, consumer products and direct-response companies.

Broadcasting

We produce professionally generated original adult video and pictorial content in high-definition and standard definition formats, which in addition to providing superior quality resolution on our websites, gives us the flexibility to convert the content into different media and market it through a wide range of broadcast distribution channels including cable, satellite, internet protocol television, or IPTV and mobile devices. Broadcasting accounted for 3.5% of our net revenue in the year ended December 31, 2012. We operate three high-definition channels by satellite serving Europe and the Middle East. These channels are also available via terrestrial cable and IPTV.

Payment for Our Internet Products and Services

We derive our revenue primarily from subscriptions. Our users can purchase daily, three-day, weekly, monthly, quarterly, annual or lifetime subscriptions that give them access to all members' full profile information and the ability to contact other members in one-on-one e-mail correspondence. During the years ended December 31, 2012 and 2011, our monthly ARPU across our subscriber base was $20.17 and $20.14, respectively. Monthly subscription fees and ARPU tend to be lower on our non-adult-oriented or general interest social networking websites. All subscriptions are charged in advance and we recognize the revenue over the terms of such subscriptions. Subscribers on a majority of our websites can upgrade their subscription level for an additional cost in order to have access to additional features and content. On average, our subscribers maintain their subscriptions for approximately six months.

On our live interactive video websites, our users are primarily paid users who purchase products and services on a pay-by-usage basis, and some users pay a monthly fee for access to the websites. During the years ended December 31, 2012 and 2011, these websites averaged a usage fee of $2.47 and $2.34 per minute, respectively. The paid users purchase minutes in advance of their use and draw down on the available funds as the minutes are used.

Our internet-based business does not carry customer receivables on the balance sheet since our products and services are paid for in advance. Subscribers pay for products and services on our websites using several payment methods including credit card and non-credit card payments, such as preauthorized bank account debiting, regular bank transfers, e-money and mobile phone payments. As of December 31, 2012, credit card payments represented approximately 91.0% of our total payments while other payment methods represented 9.0% of our total payments, which we consider to present a significant opportunity for growth. We have maintained long-standing relationships with merchant banks and have more than 39 merchant bank accounts. Our technology platform includes proprietary anti-fraud measures to protect us against unauthorized use of credit cards and fraudulent activity on our websites. As a result, at December 31, 2012, our credit card chargeback rate was approximately 1.05% of the transactions processed and the reserves the banks require us to maintain approximately 3.17% of our total net revenues.  We have developed our own internal payment processing gateway, and the proprietary platform is owned and operated by one of our wholly owned subsidiaries.  This platform is serving as a payment gateway for our websites, and it is also serving as the gateway for third party merchants.

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

Marketing Affiliates Program

Our marketing affiliates are companies that operate websites that market our services on their websites. Our affiliates' websites cover a wide range of content and interests. Our affiliates direct visitor traffic to our websites by using our technology to place banners or links on their websites to one or more of our websites. When a visitor to an affiliate's website clicks on the banner or link, the visitor will be directed to one of our websites. In addition, we maintain more than 8,000 private label websites for our affiliates that provide a seamless, turnkey outsourced solution using our technology platform for social networking and live interactive video websites and we plan to reduce the number of these sites in order to focus on our core branded websites. Many of these websites have the look and feel of the affiliate's website with the affiliate's logo and website name but are operated by us. Users who click through the affiliate's website are tagged with the affiliate's identifier that tracks the user to calculate the payment due to the affiliate. Private labeling allows our affiliates to preserve their brand while generating revenue for us. Generally our websites have different programs from which our affiliates may derive revenue.

Our affiliates may derive revenue based on:

•	a percentage of revenue generated and collected;

•	per registrant or member; and

•	per subscriber.

With more than 9,300 participants in our affiliate marketing program, we believe our affiliate network is one of the largest in the world and one of the highest paying programs in the industry. We do not typically have exclusive arrangements with our affiliates and some of our affiliates may also be affiliates for our competitors. We provide our affiliates with daily updated statistics, weekly payments and technical support. Our affiliates are required to comply with a strict code of conduct, including a strict prohibition on spam and spyware and mandated compliance with our regulatory restrictions. We believe that as a result of these policies, the quality of our visitor traffic is enhanced.

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

Competition

As an internet-based social networking and multimedia entertainment company we operate in several submarkets within a highly competitive but fragmented industry. We compete with a number of large and small companies that provide a range of internet products and services including adult dating or adult-oriented communities and adult content websites, general audience communities and internet personals websites. We believe that the primary competitive factors in social networking and online communities are functionality, brand recognition, member affinity and loyalty, ease-of-use, quality of service, reliability and critical mass. We believe the primary competitive factors in our entertainment segment is brand recognition, video and pictorial content. While our management does not believe there is another company with whom we compete across all the areas of our business, we tend to compete with companies in four categories, with some overlap among these categories:

•
Social Networking Websites — Unlike most other social networking websites which are free, we have a paid subscription-based business model, which we believe is a significant competitive advantage. Our adult-themed community websites from which the majority of our revenue and earnings are derived, including AdultFriendFinder.com, do not directly compete with other general interest social networking websites because of the adult nature of the content. Our general audience websites, which contribute substantially less of our revenue and earnings, compete with other companies offering social networking websites such as Facebook, Inc. Our general audience websites provide a wide range of social networking tools including blogs, chatrooms and messaging similar to our competitors. We also believe that a significant advantage to our websites is the ease with which members meet other members who were not known to them prior to joining our network.

•
Internet Personals Websites — We compete with certain elements of the internet personals business provided by companies including Match.com, L.L.C., eHarmony, Inc., Lavalife Corp., Plentyoffish Media Inc. and Spark Networks Limited websites, including jdate.com, americansingles.com and relationships.com, as well as companies offering adult-oriented internet personals websites such as Cytek Ltd., the operator of SexSearch.com, and Fling Incorporated.

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

We currently own and maintain approximately 150 U.S. trademark registrations and applications and approximately 900 foreign trademark registrations and applications. We have generated very large volumes of written, visual and audiovisual content, including over one million photographic images. We own and maintain hundreds of U.S. copyright registrations covering our magazines and videos. As our intellectual property assets are one of the keys to our continued growth and success, we enforce our rights against infringers as is reasonably prudent. We regularly evaluate and grant requests to license our brands and content and participate in other commercial ventures by contributing trademark and content licenses.

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

Employees

As of December 31, 2012, we had approximately 336 full-time employees and 6 part-time employees, none of whom is represented by a collective bargaining agreement. We believe we maintain a satisfactory relationship with our employees.

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

Our Initial Public Offering

On May 16, 2011, we issued 5,000,000 shares of common stock at a price of $10.00 per share and completed our initial public offering. We raised gross proceeds of $50.0 million, less underwriting fees and commissions of 7.25% of the gross proceeds, or $3.6 million, and incurred other offering expenses of $2.9 million which were paid from the proceeds of the offering, resulting in $43.5 million of net proceeds. In addition, we had incurred and paid as of December 31, 2010, $13.3 million of offering costs, which were included in deferred offering costs in the balance sheet at December 31, 2010 and written off by a charge to capital in excess of par value in the quarter ended June 30, 2011.

On May 19, 2011, we redeemed $37,832,000 of our Senior Secured Notes and $1,709,000 of our Cash Pay Notes for a total of $39,541,000 principal amount of New Financing Notes redeemed from the net proceeds of our IPO and incurred a loss on extinguishment of debt estimated to be approximately $7.3 million. As of December 31, 2012, the outstanding principal amounts of the Senior Secured Notes, Cash Pay Notes and Non-Cash Pay Notes were $213.0 million, $9.6 million and $297.9 million, respectively.

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

As of December 31, 2012, the outstanding principal balances under our New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes, were $213.0 million, $9.6 million and $297.9 million, respectively. We will require additional capital resources in the future and there can be no assurance that such funds will be available to us on favorable terms, or at all. The unavailability of funds could have a material adverse effect on our financial condition, results of operations and ability to expand our operations. Our high level of indebtedness could materially adversely affect us in a number of ways, including the following:

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

We are currently in default under our New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  Although we are operating under forbearance agreements with over 80% of the noteholders of the New First Lien Notes and 100% of the Cash Pay Second Lien Notes, if we do not reestablish compliance with certain financial covenants, ratios and tests by the earlier of May 6, 2013 or the occurrence of certain other circumstances, and otherwise remain in compliance with the Indentures governing our Notes, the holders of the New First Lien Notes and Cash Pay Second Lien Notes could accelerate this indebtedness and we may be unable to pay the total amount of indebtedness due or we may be unable to find alternative sources of financing to refinance our indebtedness on acceptable terms or at all.

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

We did not make the Excess Cash Flow payments due on November 5, 2012 and on February 4, 2013 and as a result, the New First Lien Notes and Cash Pay Second Lien Notes are in default.  Post-default interest of 17.5% accrues commencing as of the default date.  On November 5, 2012, we entered into forbearance agreements with over 80% of the New First Lien Notes and 100% of the Cash Pay Second Lien Notes with respect to such defaults in exchange for a forbearance fee equal to one-half of a percent (0.5%) of the outstanding principal amount of the Notes held by such lenders.  We entered into an amendment to this forbearance agreement on February 4, 2013 with holders of approximately 94% of the New First Lien Notes and 100% of the Cash Pay Second Lien Notes extending the forbearance period from February 4, 2013 to May 6, 2013. The forbearance agreement, as amended, remains in place until the earlier of May 6, 2013, the occurrence of a default other than for not making the Excess Cash Flow payment, acceleration by the Trustee, or certain other circumstances.

Additionally, on May 11, 2012, the Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived the EBITDA covenant violation and the Total Debt Ratio for the quarter ended March 31, 2012 and minimum liquidity requirement covenant violations through August 14, 2012, as well as the failure to timely comply with minimum liquidity requirement and the reporting requirement thereof.  On August 10, 2012, the Company received a waiver from the Trustee and Required Holders related to its failure to meet the minimum EBITDA requirement as well as the Total Debt and other ratios for the quarter ended June 30, 2012 and the minimum liquidity requirement waiver was extended through November 14, 2012.  As a result of receiving these waivers, the Company was not subject to the post-default interest rate of 15%.  The Company did not receive a waiver from the Trustee and Required Holders related to its failure to meet the minimum EBITDA requirement as well as the Total Debt and other ratios for the quarter ended September 30, 2012 and the minimum liquidity requirement waiver was not extended.  Accordingly, the Company is subject to the post-default interest rate of 15% as of November 14, 2012.

If the forbearance period under the forbearance agreements terminates or expires, or if further events of default occur in the future under any of the indentures governing our Notes and our efforts to cure such events of default are unsuccessful, it would likely result in the acceleration of our then-outstanding debt. If all of our indebtedness was accelerated as a result of an event of default, we may not have sufficient funds at the time of acceleration to repay in full the total amount of indebtedness that becomes due as a result of such acceleration and we may be unable to find alternative sources of financing to refinance our indebtedness on terms that are acceptable to us or at all.

The report of our independent registered public accounting firm includes an explanatory paragraph concerning conditions that raise substantial doubt about our ability to continue as a going concern, and there is no guarantee that we will be able to continue to operate our business.

Our ability to continue as a going concern is dependent on our ability to refinance the Notes. As of December 31, 2012, we had approximately $500.9 million in short-term debt, net of unamortized discount, $20,851 million of which had been reclassified from long-term debt, due to the maturity date and our failure to comply with certain covenants and restrictions in the Indentures governing our Notes. If we are unable to refinance the Notes prior to maturity or if the holders of the New First Lien Notes accelerate the debt, the terms of the Notes would require us to immediately repay up to approximately $213.0 million to our noteholders. We do not currently have sufficient cash to repay this indebtedness if our debt is not refinanced or if the holders of the New First Lien Notes accelerate the debt, and if the noteholders instituted foreclosure proceedings against our assets, the proceeds of the assets could be insufficient to repay such indebtedness in full. Under these circumstances, we may be unable to continue operating as a going concern.

In their report dated April 1, 2013, which is included in this Form 10-K, our independent registered public accounting firm stated that  our New First Lien Notes and Cash Pay Second Lien Notes, absent a restructuring or refinancing, mature on September 30, 2012 and are subject to maturity date acceleration by the lenders as a result of events of default upon the expiration or termination of the forbearance agreements currently in place, we have failed to comply with certain covenants related to our Non-Cash Pay Second Lien Notes which mature on April 30, 2014, and that these conditions raise substantial doubt about our ability to continue as a going concern. If doubts are raised about our ability to continue as a going concern, our stock price could drop and our ability to raise additional funds in connection with the refinancing may be adversely affected. Any of these outcomes would be detrimental to our operations.

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

Our New First Lien Notes and Cash Pay Second Lien Notes are currently scheduled to mature on September 30, 2013 and our Non-Cash Pay Second Lien Notes are currently scheduled to mature on April 30, 2014.  If we are unable to restructure or refinance our Notes, our cash, cash flow from operations and any future borrowings may not be available to us in an amount sufficient to enable us to repay our Notes.  Additionally, we may not be able to fund our other liquidity needs.  Although we are trying to restructure or refinance our notes prior to their maturity dates, we may not be able to complete such restructuring or refinancing on commercially reasonable terms or at all.

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

We have historically generated significant net losses. As of December 31, 2012, we had an accumulated deficit of approximately $311.2 million. For the years ended December 31, 2012, 2011 and 2010, we had net losses of $49.4 million, $31.1 million and $43.2 million, respectively. We expect our operating expenses will continue to increase during the next several years as a result of additional costs incurred related to our status as a public company, the promotion of our services and the expansion of our operations, including the launch of new websites and modifications to existing websites. If our revenue does not grow at a substantially faster rate than these expected increases in our expenses or if our operating expenses are higher than we anticipate, we may not be profitable and we may incur additional losses, which could be significant. Our net losses cause us to be more highly leveraged, increase our cost of debt and make us subject to certain covenants which limit our ability to grow our business organically or through acquisitions.

Most of our revenue is currently derived from subscribers to our online offerings and a reduction in the number of our subscribers or a reduction in the amount of spending by our subscribers could harm our financial condition.

Our internet business generated approximately 93% of our revenue for the year ended December 31, 2012 from subscribers and other paying customers to our websites. For more information regarding our revenue, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations." We must continually add new subscribers to replace subscribers that we lose in the ordinary course of business due to factors such as competitive price pressures, credit card expirations, subscribers' perceptions that they do not use our services sufficiently and general economic conditions. Our subscribers maintain their subscriptions on average for approximately six and a half months. Our business depends on our ability to attract a large number of visitors, to convert visitors into registrants, to convert registrants into members, to convert members into subscribers and to retain our subscribers. As of December 31, 2012, we had approximately 757,000 current subscribers. For more information about our key business metrics including, but not limited to, the number of subscribers and the conversion of members to subscribers, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Internet Segment Historical Operating Data." If we are unable to provide the pricing and content, features, functions or services necessary to attract new subscribers or retain existing subscribers, our operating results could suffer. To the extent free social networking and personals websites, or free adult content on the internet, continue to be available or increase in availability, our ability to attract and retain subscribers may be adversely affected. In addition, any decrease in our subscribers' spending due to general economic conditions could also reduce our revenue or negatively impact our ability to grow our revenue.

We face significant competition from other websites.

Our adult-oriented websites face competition for visitors from other websites offering adult-oriented content, including websites offering free adult oriented content. We face competition from companies offering adult-oriented internet personals websites such as Cytek Ltd., the operator of SexSearch.com and Fling Incorporated and we compete with many adult-oriented and live interactive video websites, such as Playboy.com and LiveJasmin.com. Our general audience social networking and personals websites, which contribute substantially less of our revenue and earnings, face significant competition from other social networking websites such as Facebook.com, as well as companies providing online personals services such as Match.com, L.L.C., , eHarmony, Inc., Lavalife Corp., Plentyoffish Media Inc. and Spark Networks Limited websites, including jdate.com, americansingles.com and relationships.com.  Other social networking websites have higher numbers of worldwide unique users than our network of websites.  In addition, the number of unique visitors on our general audience social networking and personals websites has decreased and may continue to decrease.

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

Our affiliate network generated approximately 55% of our revenue for the year ended December 31, 2012 from visitor traffic to our websites. We generally pay referring affiliates commissions based on the amount of revenue generated by the traffic they deliver to our websites. Typically, our affiliate arrangements can be terminated immediately by us or our affiliates for any reason. Typically, we do not have exclusivity arrangements with our affiliates, and some of our affiliates may also be affiliates for our competitors. If other websites, including our competitors, were to offer higher paying affiliate programs, we could lose some of our affiliates unless we increased the commission rates we paid under our marketing affiliate program. Any increase in the commission rates we pay our affiliates would result in higher cost of revenue and could negatively impact our results of operations. Finally, we could lose affiliates if their internal policies are revised to prohibit entering into business contracts with companies like ours that provide adult material. The loss of affiliates providing significant traffic and visitors to our websites could harm our ability to generate revenue.

Increased subscriber churn or subscriber upgrade and retention costs could adversely affect our financial performance.

Turnover of subscribers in the form of subscriber service cancellations or failures to renew, or churn, has a significant financial impact on the results of operations of any subscription internet provider, including us, as does the cost of upgrading and retaining subscribers. For the year ended December 31, 2012, our average monthly churn rate for our social networking websites was 18%. Any increase in the costs necessary to upgrade and retain existing subscribers could adversely affect our financial performance. In addition, such increased costs could cause us to increase our subscription rates, which could increase churn. Churn may also increase due to factors beyond our control, including churn by subscribers who are unable or unwilling to pay their monthly subscription fees because of personal financial restrictions, the impact of a slowing economy or the attractiveness of competing services or websites. If excessive numbers of subscribers cancel or fail to renew their subscriptions, we may be required to incur significantly higher marketing expenditures than we currently anticipate in order to replace canceled or unrenewed subscribers with new subscribers, which could harm our financial condition.

Continued imposition of tighter processing restrictions by credit card processing companies and acquiring banks would make it more difficult to generate revenue from our websites.

We rely on third parties to provide credit card processing services allowing us to accept credit card payments from our subscribers and paid users. As of December 31, 2012, two credit card processing companies accounted for approximately 16.0% and 16.1% of our accounts receivable, respectively. Our business could be disrupted if these or other companies become unwilling or unable to provide these services to us. We are also subject to the operating rules, certification requirements and rules governing electronic funds transfers imposed by the payment card industry seeking to protect credit card issuers, which could change or be reinterpreted to make it difficult or impossible for us to comply with such rules or requirements. If we fail to comply, we may be subject to fines and higher transaction fees and lose our ability to accept credit card payments from our customers, and our business and operating results would be adversely affected. Our ability to accept credit cards as a form of payment for our online products and services could also be restricted or denied for a number of other reasons, including but not limited to:

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

In May 2000, American Express instituted a policy of not processing credit card transactions for online, adult-oriented content and terminated all of its adult website merchant accounts.  A significant portion of our credit-card based transactions are processed through VISA.  During the year ended December 31, 2012, we experienced a $6.0 million increase in merchant fees, some of which related to penalties paid to VISA for excessive chargebacks.  At any point in the future and solely within VISA US’s discretion, VISA US may institute a policy of not processing credit card transactions for online, adult-oriented content and may choose to terminate its adult website merchant accounts with us.  The cancellation of our VISA relationship or any changes in VISA's rules and policies could require us to stop providing such payment processing services.  If this occurs, we may be unable to obtain another credit card processing provider at similar costs, or at all, which would have a material adverse effect on our business operations and financial condition.  Additionally, if other credit card processing companies were to implement a similar policy or take similar actions, it would have a material adverse effect on our business operations and financial condition.

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

Our worldwide credit card chargeback rate is currently approximately 1.05% of the transactions processed.  There are maximum thresholds of chargebacks imposed by VISA and MasterCard which may cause penalties to be imposed if they are exceeded.  In the event that our monthly chargeback ratio and/or monthly reported fraud ratio exceeds the maximum prescribed by the card associations, we are subject to fines and penalties and have paid such fines and penalties over the last several months.  In the event that such ratios do not come within the acceptable guidelines of card associations within a reasonable period of time, we will be subject to prescriptive action, including inability to process recurring transactions and elimination of affiliates directing members to our sites.  We are subject from time to time to fines imposed by merchant banks on behalf of credit card companies.  For example, during the second half of the year ended December 31, 2012, fines represented approximately 16% of our transaction based fees.   During the year ended December 31, 2012, we experienced a $6.0 million increase in merchant fees, some of which related to penalties paid to VISA for excessive chargebacks.  The reserves the banks require us to maintain are approximately 3.17% of our total net revenues. In addition, our required reserve balances have decreased from $11.2 million at December 31, 2011 to $10.1 million at December 31, 2012 due to the reduction in reserves held by our processors. If our chargeback rate increases or we are required to maintain increased reserves, this could increase our operating expenses and may have a material adverse effect on our business operations and financial condition.

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

Changes in global economic conditions could adversely affect the profitability of our business. Economic conditions worldwide have from time to time contributed to slowdowns in the technology industry, as well as in the specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services. Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the United States and abroad. If economic and market conditions in the United States or other key markets, remain unfavorable or deteriorate further, we may experience an adverse impact on our business, financial condition and results of operations. If our entertainment segment continues to be adversely affected by these economic conditions, we may be required to take an impairment charge with respect to these assets. In addition, the current or future tightening of credit in financial markets could result in a decrease in demand for our products and services. The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions may lead to our current and potential registrants, members, subscribers and paid users having less discretionary income to spend. This could lead to a reduction in our revenue and have a material adverse effect on our operating results. For the years ended December 31, 2012, 2011 and 2010, the growth of our internet and entertainment revenue was adversely impacted by negative global economic conditions. For more information regarding the effect of economic conditions on our operating results see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Accordingly, the unfavorable economic conditions in the United States and other countries may hurt our financial performance. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition and results of operations.

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

Under the terms of our December 2007 settlement with the Federal Trade Commission, we have agreed not to display sexually explicit online advertisements to consumers who are not seeking out sexually explicit content, and we have also agreed to end our relationship with any affiliate that fails to comply with this restriction. Notwithstanding these measures, should any affiliate fail to comply with the restriction and display sexually explicit advertisements relating to our adult-oriented websites to any consumer not seeking adult content, we may be held liable for the actions of such affiliate and subjected to fines and other penalties that could adversely affect our reputation, financial condition and business.

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

Online security breaches could adversely affect our business, financial condition and results of operations. Any well-publicized compromise of security could deter use of the internet in general or use of the internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials. In offering online payment services, we may increasingly rely on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could compromise or breach the algorithms that we use to protect our customers' transaction data. If third parties are able to penetrate our network security or otherwise misappropriate confidential information, we could be subject to liability, which could result in litigation, regulatory investigation or regulatory action. In addition, computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry, and may occur on our systems in the future. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users. In addition, spammers may attempt to use our products to send targeted and untargeted spam messages to users, which may embarrass or annoy users and make our websites less user-friendly. We cannot be certain that the technologies, employees and third parties that we have employed or retained to attempt to defeat spamming attacks will be able to eliminate all spam messages from being sent on our platform. As a result of spamming activities, our users may use our websites less or stop using our products altogether. In addition, experienced programmers or "hackers" may attempt to misappropriate proprietary information or cause interruptions in our services that could require us to expend significant capital and resources to protect against or remediate these problems.

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

From time to time, concerns may arise about whether our products and services compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and deter current and potential users from using our products and services, which could negatively affect our operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies on each of the platforms where our products are available, any failure or perceived failure to comply may result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business. Increased scrutiny by regulatory agencies, such as the Federal Trade Commission and state agencies, of the use of customer information, could also result in additional expenses if we are obligated to reengineer systems to comply with new regulations or to defend investigations of our privacy practices.

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

We currently own and maintain approximately 150 U.S. trademark registrations and applications and approximately 900 foreign trademark registrations and applications. We believe that our trademarks, particularly the "AdultFriendFinder," "FriendFinder," "FastCupid," “PerfectMatch,” "Penthouse," "Penthouse Letters," "Forum," and "Variations" names and marks, the One Key Logo, and other proprietary rights are important to our success, potential growth and competitive position. Our inability or failure to protect or enforce these trademarks and other proprietary rights could have a material adverse effect on our business. Accordingly, we devote substantial resources to the establishment, protection and enforcement of our trademarks and other proprietary rights. Our actions to establish, protect and enforce our trademarks and other proprietary rights may not prevent imitation of our products, services or brands or control piracy by others or prevent others from claiming violations of their trademarks and other proprietary rights by us or prevent others from challenging the validity of our trademarks. In addition, the enforcement of our intellectual property rights, including trademark rights, through legal or administrative proceedings would be costly and time-consuming and would likely divert management from their normal responsibilities. An adverse determination in any litigation or other proceeding could put one or more of our intellectual property rights at risk of being invalidated or interpreted narrowly. On April 13, 2011, Facebook, Inc., or Facebook, filed a complaint against us and certain of our subsidiaries in the U.S. District Court for the Northern District of California, alleging trademark infringement. We settled this matter in February 2012.   There are factors outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet.

Intellectual property litigation could expose us to significant costs and liabilities and thus negatively affect our business, financial condition and results of operations.

We are, from time to time, subject to claims of infringement of third party patents and trademarks and other violations of third party intellectual property rights. For example, on April 13, 2011, Facebook filed a complaint against us and certain of our subsidiaries in the U.S. District Court for the Northern District of California alleging trademark infringement. We settled this matter in February 2012. Intellectual property disputes are generally time-consuming and expensive to litigate or settle, and the outcome of such disputes is uncertain and difficult to predict. The existence of such disputes may require us to set-aside substantial reserves, and has the potential to significantly affect our overall financial standing. To the extent that claims against us are successful, they may subject us to substantial liability, and we may have to pay substantial monetary damages, change aspects of our business model, and/or discontinue any of our services or practices that are found to be in violation of another party's rights. Such outcomes may severely restrict or hinder ongoing business operations and impact the value of our business. Successful claims against us could also result in us having to seek a license to continue our practices. Under such conditions, a license may or may not be offered or otherwise made available to us. If a license is made available to us, the cost of the license may significantly increase our operating burden and expenses, potentially resulting in a negative effect on our business, financial condition and results of operations.

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

Our website addresses, or domain names, are critical to our business. We currently own more than 4,400 domain names. However, the regulation of domain names is subject to change, and it may be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our brands. If we are unable to obtain or maintain key domain names for the various areas of our business, our ability to operate and grow our business may be impaired.

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

Our businesses are regulated by diverse and evolving laws and governmental authorities in the United States and other countries in which we operate. Such laws relate to, among other things, internet, breach notification, privacy, licensing, intellectual property rights, security, financial transactions, taxation, commercial advertising, subscription rates, foreign investment, use of confidential customer information and content, including standards of decency/obscenity and record-keeping for adult content production. Promulgation of new laws, changes in current laws, changes in interpretations by courts and other government officials of existing laws, our inability or failure to comply with current or future laws or strict enforcement by current or future government officers of current or future laws could adversely affect us by reducing our revenue, increasing our operating expenses and/or exposing us to significant liabilities. The following laws impacting our business highlight some, but not all, of the potential difficulties we face:

•
Internet. Several U.S. governmental agencies are considering a number of legislative and regulatory proposals that may lead to laws or regulations concerning different aspects of the internet, including social networking, information collection, use and sharing, online content, mobile applications, geo-location information, intellectual property rights, e-mail, user privacy, taxation, access charges, liability for third-party activities and personal jurisdiction. New Jersey enacted the Internet Dating Safety Act in 2008, which requires online dating services to disclose whether they perform criminal background screening practices and to offer safer dating tips on their websites. Other states, including Florida, Illinois, New York and Texas, have enacted or considered enacting similar legislation. While online dating and social networking websites are not currently required to verify the age or identity of their members or to run criminal background checks on them, any such requirements could increase our cost of operations or discourage use of our services. The Children's Online Privacy Protection Act (COPPA) restricts the ability of online services to collect information from minors. The Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.  The increased use of cloud computing has created additional flexibility in online product development and deployment, however federal and state laws and regulations applicable to cloud computing to evolve and could pose a risk to the use of the cloud technology.

•
Breach Notification.  Many states have passed laws requiring notification to users when there is a security breach for personal data, such as California's Information Practices Act. Congress is considering legislation which may pre-empt the various state breach notification laws and create separate federal standards.

•
Privacy.  Congress, the FTC and at least 37 states have promulgated laws and regulations regarding email advertising and the application of such laws and the extent of federal preemptions is still evolving.  We face risks in international markets where our products and services are offered and may be subject to additional regulations and balkanized laws.  The interpretation and application of data protection laws in the United States, Europe and elsewhere are still uncertain and in flux.  It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices.  If so, in addition to the possibility of fines and other monetary remedies, this could result in an order requiring that we change our data practices.  State and federal privacy laws and regulations, and the interpretations thereof, are constantly changing and our compliance with these laws and regulations could materially adversely affect our business.

•
Intellectual Property Rights.  There are a variety of ways intellectual property laws impact our business.  For instance, under U.S. law, the Digital Millennium Copyright Act has provisions which limit, but do not eliminate, our liability to list or link to third-party websites that include materials that infringe copyrights, so long as we comply with the statutory requirements of this act.

•
Security.  Several states, including Massachusetts and Nevada, have enacted laws prohibiting businesses from transferring a customer's personal information through an electronic transmission, unless that information is encrypted. In practice, the law requires businesses operating in Massachusetts and Nevada to purchase and implement data encryption software in order to send any electronic transmission (including e-mail) that contains a customer's personal information.

The Massachusetts regulations also require encryption of data on laptops and flash drives or other portable devices, and apply to anyone who owns, licenses, stores, or maintains personal information about the state's residents. Any failure on our part to comply with these regulations may subject us to additional liabilities.  Several states, including Massachusetts, Arkansas, and California, have enacted laws that require companies to implement and maintain comprehensive information security programs.

•
Financial Transactions.  Several states, including Minnesota and Nevada, have enacted laws that codify requirements of the Payment Card Industry Data Security Standard (“PCI DSS”).  As a payment processor we are required to comply with PCI DSS and a credit card information breach could subject us to penalties or fines.  Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), establishes the Bureau of Consumer Financial Protection, or CFPB, within the Federal Reserve Board, and will require the CFPB and other federal agencies to implement many new and significant rules and regulations.  Significant portions of the Dodd-Frank Act related to the CFPB became effective on July 21, 2011.  The CFPB has broad powers to promulgate, administer and enforce consumer financial regulations, including those applicable to us.

•
Taxation.  The federal government is considering comprehensive tax reforms, which could have materially adverse impacts on our business.  In addition, several states and the federal government are considering changes to the way the sales taxes are applied to online businesses, which could have a materially adverse impact on our business.

•
Use of confidential customer information and content.  Regulation of the internet or regulation concerning the use, collection or sharing of consumer information, could materially adversely affect our business, financial condition and results of operations by reducing the overall use of the internet, reducing the demand for our services or increasing our cost of doing business. Proposed legislation concerning data protection is currently pending at the U.S. federal and state level as well as in certain foreign jurisdictions. Complying with these laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

•
Decency/Obscenity.  The Communications Decency Act (CDA), under certain circumstances, immunizes computer service providers from liability for certain non-intellectual property claims for content created by third parties.  The interpretation of the extent of CDA immunity is evolving and we run the risk that in certain instances we may not qualify for such immunity.  Changes in federal or state decency or obscenity laws or regulations, or interpretations thereof, may have a materially adverse impact on our business.

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

Consumer concerns over the security of transactions conducted on the internet or the privacy of users may inhibit the growth of the internet and online commerce. To transmit confidential information such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our servers may also be vulnerable to viruses and other attacks transmitted via the internet.  As a payment processor, we are required to comply with PCI DSS and a credit card information breach could subject us to penalties or fines, litigation, regulatory investigation or regulatory action. While we proactively check for intrusions into our infrastructure, a new and undetected virus could cause a service disruption. Under current credit card practices, we may be held liable for fraudulent credit card transactions and other payment disputes with customers. A failure to control fraudulent credit card transactions adequately would adversely affect our business.

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

After our acquisition of Various in December 2007, we became aware that Various and its subsidiaries had not collected VAT from subscribers in the European Union nor had Various remitted VAT to the tax jurisdictions requiring it. We have initiated discussions with most tax authorities in the European Union jurisdictions to attempt to resolve liabilities related to Various' past failure to collect and remit VAT, and while we have resolved such prior liabilities in several jurisdictions on favorable terms, there can be no assurance that we will resolve or reach a favorable resolution in every jurisdiction. If we are unable to reach a favorable resolution with a jurisdiction, the terms of such resolution could adversely affect our financial condition or results of operations. For example, we might be required to pay substantial sums of money without the benefit of a payment deferral plan, which could adversely affect our cash position and impair operations. As of December 31, 2012, the total amount of historical uncollected VAT payments was approximately $39.0 million including approximately $19.9 million in potential penalties and interest. For more information regarding the potential effect that our VAT liability could have on our operations see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

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

•	diversion of a significant amount of management's attention from the ongoing development of our business;

•	dilution of existing stockholders' ownership interests, if we issue equity as part or all of the purchase price consideration for an acquisition transaction;

•	incurrence of additional debt;

•	exposure to additional operational risks and liabilities, including risks and liabilities arising from the operating history of any acquired businesses;

•	negative effects on reported results of operations from acquisition-related charges and amortization of acquired intangibles;

•	entry into markets and geographic areas where we have limited or no experience;

•	the potential inability to retain and motivate key employees of acquired businesses;

•	adverse effects on our relationships with suppliers and customers; and

•	adverse effects on the existing relationships of any acquired companies, including suppliers and customers.

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

The loss of the services of certain of our key executive officers may negatively affect our business.

We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our executive officers.  In particular, Anthony Previte, Ezra Shashoua and Robert Brackett are critical to our overall management and strategic direction.  We have entered into employment agreements with each of Messrs. Previte, Shashoua and Brackett which sets a term of employment and provides compensation terms, including the base salary, bonus and equity compensation that each of Messrs. Previte, Shashoua and Brackett are eligible to receive.  However, each of Messrs. Previte, Shashoua and Brackett are free to voluntarily terminate their employment with us upon complying with any applicable notice period under their employment agreements.  The employment agreements do not ensure continued service with us and we cannot guarantee that we will be successful in retaining the services of these executive officers.  The unexpected loss of any of Messrs. Previte, Shashoua and Brackett could materially adversely affect our business, financial condition or results of operations.  Additionally, we currently do not have any key man insurance policies in place and there is no guarantee that we will be able to obtain such insurance in the future.  As a result, without key man insurance, we will not be compensated for losses incurred as a result of the death or incapacity of any of our executives.  If we lose any of Messrs. Previte, Shashoua and Brackett, we may not be able to find an appropriate replacement on a timely basis, or at all, and our results of operations could be negatively affected.

We rely on highly skilled personnel and, if we are unable to attract, retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our business strategy and performance is largely dependent on the talents and efforts of highly skilled individuals. Our success greatly depends on our ability to attract, hire, train, retain and motivate qualified personnel, particularly in sales, marketing, service and support. There can be no assurance that we will be able to successfully recruit and integrate new employees. We face significant competition for individuals with the skills required to perform the services we offer and currently we do not have non-compete agreements with a number of our key personnel.  Furthermore, most of our key employees are at-will employees.  The loss of the services of our key personnel, particularly if lost to competitors, could materially and adversely affect our business. If we are unable to attract, integrate and retain qualified personnel or if we experience high personnel turnover, we could be prevented from effectively managing and expanding our business, or it could otherwise have a material adverse effect on our business.

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

As of March 27, 2013, our executive officers, directors and their affiliates beneficially own approximately 34.8% of our common stock. As a result, if they act in concert, they may be able to control matters requiring approval by our stockholders, including the election of directors, and could have the ability to prevent or approve a corporate transaction, even if other stockholders, including those who acquire shares subsequent to these exchange offers, oppose such action. This concentration of voting power could also have the effect of delaying, deterring, or preventing a change of control or other business combination, which could cause our stock price to decline.

Our stock price may continue to be highly volatile, and stockholders may not be able to resell shares of our common stock at or above the price you paid.

Our common stock has been traded on the Nasdaq Global Market (“NASDAQ”) since May 11, 2011. The trading price of our common stock subsequent to our initial public offering has been highly volatile and may continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies.  On November 11, 2011, a putative shareholder class action was filed in the United States District Court for the Southern District of Florida by Greenfield Childrens Partnership, on behalf of investors who purchased our common stock pursuant to our initial public offering, against us, Ladenburg Thalmann & Co., Inc. and Imperial Capital LLC, the underwriters in our initial public offering, and our directors and certain of our executive officers. The complaint alleges, among other things, that our initial public offering documents contained certain false and misleading statements and seeks an unspecified amount of compensatory damages. On or about November 15, 2012 the court granted the Motion to Dismiss, and plaintiffs filed a Motion for Reconsideration for Leave.  We await the court’s decision on this matter.  Although we believe that we have meritorious defenses to all claims, we cannot determine with certainty the outcome or resolution of any future claims, or the timing for their resolution.  In addition to the expense and burden incurred in defending this litigation and any damages that we may suffer, management's efforts and attention may be diverted from the ordinary business operations in order to address these claims. If the final resolution of this litigation is unfavorable, our financial condition, operating results and cash flows could be materially affected.

Since the minimum bid price of our common stock has fallen below $1.00 and the market value of our publicly held shares has fallen below $15 million, we have received notice that our common stock is subject to delisting by NASDAQ, which could limit your ability to sell shares of our common stock and could limit our ability to raise additional capital.

We need to maintain certain financial and corporate governance qualifications in order to maintain the listing of our shares of common stock on NASDAQ. These requirements include that we maintain a minimum bid price for our shares of common stock of $1.00 and that the market value of our publicly held shares is more than $15 million. On August 9, 2012 we received notice from NASDAQ that the market value of our publicly held shares was less than the $15 million minimum, and that the minimum bid price of our common stock had fallen below $1.00 for the last 30 consecutive trading days and we were provided 180 calendar days ending on February 5, 2013 in order to regain compliance.  We were notified on February 7, 2013 that since we failed to comply with these requirements, our common stock is subject to delisting.  We appealed the NASDAQ staff determination and attended a hearing before the NASDAQ Hearings Panel on March 28, 2013. The appeal will stay the delisting of our common stock pending the NASDAQ panel’s decision; however, there can be no assurance that the panel will grant our request for continued listing.  If our common stock were to be delisted from NASDAQ, the market for your shares may be limited, and as a result, you may not be able to sell your shares at an acceptable price, or at all. In addition, a delisting may make it more difficult or expensive for us to raise additional capital in the future.

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

Nevada law also provides that if a person is the "beneficial owner" of or more than 10% of the voting power of certain Nevada corporations, such person is an "interested stockholder" and may not engage in any "combination" with the corporation for a period of two years from the date such person first became an interested stockholder, unless:

•
the combination or the transaction by which the person first became an interested stockholder was approved by the board of directors of the corporation before the person first became an interested stockholder; or

•
the combination is approved by the board of directors of the corporation and subsequently approved at a meeting of the stockholders by at least 60% of the outstanding voting power not beneficially owned by the interested stockholder or its affiliates or associates.

 The definition of the term “combination” is sufficiently broad to cover most significant transactions between the corporation and an interested stockholder.   Furthermore, in the absence of prior approval certain restrictions may apply even after such two-year restricted period.  These laws generally apply to Nevada corporations with 200 or more stockholders of record, but a Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws. We have made such an election in our articles of incorporation. Nevada law also provides that directors may resist a change or potential change in control if the directors determine that the change is opposed to, or not in the best interest of, the corporation.

 Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our headquarters are in Boca Raton, Florida. As of December 31, 2012, our principal offices consisted of the following properties:

Location/Principal Use	Square Feet	Lease Expiration Date
Sunnyvale, California — internet	50,112	October 31, 2015
Los Angeles, California — entertainment	35,400	April 30, 2014
New York, New York — entertainment	16,431	January 31, 2019
Boca Raton, Florida — corporate administrative offices	8,533	December 31, 2015
Redmond, Washington — closed(1)	9,028	January 31, 2016
San Francisco, California — internet	4,636	October 1, 2014

(1)             The Company subleased the Redmond, Washington property for the balance of the term.

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

On December 23, 2005, Robert Guccione (“Guccione”) filed an action against us and some of our officers, among other defendants, in New York State Court for breach of contract, fraud, unjust enrichment, promissory estoppel, failure to pay severance and conspiracy to defraud. The amount of damages requested in the complaint against us is approximately $9.0 million and against our officers is in excess of $10.0 million. Guccione filed an amended complaint on June 5, 2007 to include additional claims relating to ownership of certain United Kingdom, Jersey and Guernsey trademarks and added as a party Penthouse Publications Limited, an entity with no current affiliation with us, as party plaintiff. Guccione filed a second amended complaint on December 14, 2007 adding General Media International, Inc. (an entity with no current affiliation to us) as party plaintiff and a new claim for inducement to breach of contract. On October 20, 2010, Guccione passed away. In 2011, Guccione’s estate was substituted as the plaintiff.  In September 2012, the parties executed a settlement agreement providing for both monetary and non-monetary relief, none of which is material.  On or about December 2012 the surrogate court approved the settlement agreement and we paid an immaterial amount to the plaintiffs.  A stipulation of dismissal was filed by the plaintiffs in our favor on or about December 27, 2012.

On November 28, 2006, Antor Media Corporation (“Antor”) filed a complaint against us and our subsidiary, General Media Communications, Inc. (“GMCI”), and several non-affiliated media/entertainment defendants in the U.S. District Court for the Eastern District of Texas, Texarkana Division, for infringement of a Patent titled “Method  and Apparatus for Transmitting Information Recorded on Information Storage Means from a Central Server to Subscribers via a High Data Rate Digital Telecommunications Network.” In 2009, the USPTO issued a Final Office Action rejecting all of the plaintiff’s claims and the plaintiff appealed. In 2010, the USPTO Board of Patent Appeals entered an order affirming the rejection of Antor’s claims. In May 2011, Antor filed its notice of appeal of the USPTO Board of Patent Appeals Order.  In July 2012, the Federal Circuit affirmed the USPTO's rejection of all claims of Antor's patent-in-suit as being invalid over the prior art references cited during reexamination. The Federal Circuit issued its mandate affirming the decision of the USPTO on or about September 17, 2012. On or about December 19, 2012, the final judgment of dismissal was entered, concluding this matter in its entirety.

Effective July 1, 2008, Various, Inc. (“Various) registered in the European Union and on July 29, 2008, began separately charging VAT to its customers.  For periods prior thereto, Various recorded a liability for VAT and related interest and penalties in connection with revenue from internet services derived from its customers in the various European Union countries.  Various reduced its VAT liability for periods prior to July 1, 2008 in the countries where the liability was either paid in full or payments were made pursuant to settlement and payment plans or where determinations were made that payments were not due.  Various continues to negotiate settlements of the liabilities or challenge the liability related to VAT for periods prior to July 1, 2008.

On November 11, 2011, a putative shareholder class action was filed in the U.S. District Court for the Southern District of Florida by Greenfield Children's Partnership, on behalf of investors who purchased our common stock pursuant to our initial public offering, against us, Ladenburg Thalmann & Co., Inc. and Imperial Capital LLC, the underwriters in the initial public offering, and our directors and certain of our executive officers. The complaint alleges, among other things, that the initial public offering documents contained certain false and misleading statements and seeks an unspecified amount of compensatory damages. In March 2012, the plaintiffs filed an amended complaint alleging all of the same causes of action and adding additional factual allegations and in response to the amended complaint, we filed our Motion to Dismiss.  We believe that we have meritorious defenses to all claims and are vigorously defending the lawsuit.  On or about November 15, 2012 the court granted the Motion to Dismiss and gave the plaintiffs fifteen days to amend portions of their amended complaint.  On or about November 30, 2012 the plaintiffs filed their Motion for Reconsideration or for Leave. We await the court’s decision on this matter.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and posted for trading on the NASDAQ under the trading symbol “FFN.” Our common stock commenced trading on NASDAQ on May 11, 2011. On December 31, 2012, the last reported sales price of our common stock on NASDAQ was $0.62 per share. The following table shows the high and low prices for our common stock, as reported by NASDAQ for each quarter of the fiscal year 2012 and for each quarter of 2011 after our IPO. The prices shown have been rounded to the nearest $1/100.

	2012
Quarter	High	Low
First	$2.72	$0.62
Second	2.15	0.85
Third	1.01	0.51
Fourth	0.94	0.58

	2011
Quarter	High	Low
Second (Commencing May 11, 2011)	$10.01	$3.61
Third	5.22	1.81
Fourth	2.20	0.51

As of March 27, 2013, there were 32,697,761 shares of our common stock issued and outstanding and we had 50 registered stockholders of record.

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

	Consolidated Data
	Year Ended December 31,
	2012	2011	2010	2009	2008(1)
	(in thousands, except per share data)
Statements of Operations and Per Share Data:
Net revenue	$314,379	$330,436	$345,997	$327,692	$331,017
Cost of revenue	108,942	108,063	110,490	91,697	96,514
Gross profit	205,437	222,373	235,507	235,995	234,503
Operating expenses

Product development	15,070	16,885	12,834	13,500	14,553
Selling and marketing	31,324	30,444	37,258	42,902	59,281
General and administrative	85,927	87,347	79,855	76,863	88,280
Amortization of acquired intangibles and software	13,855	15,759	24,461	35,454	36,347
Depreciation and other amortization	3,160	3,998	4,704	4,881	4,502
Impairment of goodwill	—	—	—	—	9,571
Impairment of other intangible assets	970	2,600	4,660	4,000	14,860
Total operating expenses	150,306	157,033	163,772	177,600	227,394
Income from operations	55,131	65,340	71,735	58,395	7,109
Interest expense, net of interest income	(89,243)	(85,989)	(88,508)	(92,139)	(80,510)
Other finance expenses	(500)	—	(4,562)	—	—
Interest and penalties related to VAT liability not charged to customers	(1,660)	(1,808)	(2,293)	(4,205)	(8,429)
Net loss on extinguishment and modification of debt	—	(7,312)	(7,457)	(7,240)	—
Foreign exchange (loss) gain, including amounts related to VAT liability not charged to customers	(958)	(498)	610	(5,530)	15,195
Gain on elimination of liability for United Kingdom VAT not charged to customers			—	1,561	—
Gain on settlement of VAT liability not charged to customers			—	232	2,690
Change in fair value of acquisition related contingent consideration	1,400	(920)	—	—	—
Gain on liability related to warrants	—	391	38	2,744	—
Other non-operating expense	(59)	(3,530)	(13,202)	(366)	(197)
Loss before income tax benefit	(35,889)	(34,326)	(43,639)	(46,548)	(64,142)
Income tax benefit	71	6,472	486	5,332	18,176
Loss from continuing operations	(35,818)	(27,854)	(43,153)	(41,216)	(45,966)

Loss from discontinued operations	(13,623)	(3,289)	—	—	—

Net loss attributable to common stock	(49,441)	$(31,143)	$(43,153)	$(41,216)	$(45,966)
Net loss per common share — basic and diluted(2)	$(1.57)	$(1.28)	$(3.14)	$(3.00)	$(3.35)
Continuing operations	(1.14)	(1.15)	(3.14)	(3.00)	(3.35)
Discontinued operations	(0.43)	(0.13)	—	—	—
Weighted average common shares outstanding — basic and diluted(2)	31,560	24,249	13,735	13,735	13,735

	Consolidated Data
	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data (at period end):
Cash and restricted cash	$26,903	$34,541	$41,970	$28,895	$31,565
Total assets	452,153	493,364	532,817	551,881	599,913
Current debt, net of unamortized discount	500,920	8,270	15,009	56,116	415,606
Long-term debt, net of unamortized discount	0	462,515	510,551	432,028	38,768
Deferred revenue	34,741	42,299	48,302	46,046	42,814
Total liabilities	628,567	621,648	682,597	657,523	657,998
Redeemable preferred stock	—	—		26,000	26,000
Accumulated deficit	(311,205)	(261,764)	(230,621)	(187,468)	(144,667)
Total stockholders’ deficiency	(176,414)	(128,284)	(149,780)	(131,642)	(84,085)

	Consolidated Data
	Year Ended December 31,
	2012	2011	2010	2009	2008(1)
	(in thousands)
Other Data
Net cash provided by operating activities	$12,546	$37,787	$42,640	$39,679	$50,948
Net cash (used in) provided by investing activities	(2,989)	(7,540)	(1,250)	4,204	(9,289)
Net cash used in financing activities	(16,082)	(41,469)	(29,405)	(44,987)	(25,336)

(1)  Net revenue for the years ended December 31, 2008 does not reflect $19.2 million due to a non-recurring purchase accounting adjustment that required the deferred revenue at the date of the acquisition of Various to be recorded at fair value. Management believes that it is appropriate to add back the deferred revenue adjustment because the average renewal rate of the subscriptions that were the basis for the deferred revenue was approximately 63%. The renewal rate on subscriptions that had already been renewed at least one time since the acquisition was 78%. Therefore, management believes that historical results of Various are reflective, including those revenues that were added back to the adjusted net revenue, of our future results.

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

Overview

We are a leading internet and technology company providing services in the rapidly expanding markets of social networking and web-based video sharing. Our business consists of creating and operating technology platforms which run several of the most heavily visited websites in the world. Through our extensive network of more than 8,000 websites, since our inception, we have built a base of more than 590 million registrants and more than 370 million members in more than 200 countries. We are able to create and maintain, in a cost-effective manner, websites intended to appeal to users of diverse cultures and interest groups. We offer our members a wide variety of online services so that they can interact with each other and access the content available on our websites. Our most heavily visited websites include AdultFriendFinder.com, Amigos.com, AsiaFriendFinder.com, Cams.com, FriendFinder.com, BigChurch.com and SeniorFriendFinder.com. For the year ended December 31, 2012, we had net revenue of $314.4 million.

We operate in two segments, internet and entertainment. Our internet segment offers services and features that include social networking, online personals, premium content, live interactive video, recorded video, online chatrooms, instant messaging, photo, video and voice sharing, blogs, message board and free e-mail. Our revenues to date have been primarily derived from online subscription and paid-usage for our internet segment products and services. Our market strategy is to grow this segment and expand our service offerings with complimentary services and features. Our entertainment segment produces and distributes original pictorial and video content, licenses the globally-recognized Penthouse brand to a variety of consumer product companies and entertainment venues and publishes branded men's lifestyle magazines. We continually seek to expand our licenses and products in new markets and retail categories both domestically and internationally.

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

When our monthly chargeback ratio and/or monthly reported fraud ratio exceeds the maximum prescribed by the card associations, we are subject to fines and penalties and have paid such fines and penalties over the last several months.  In the event that such ratios do not come within the acceptable guidelines of card associations within a reasonable period of time, we will be subject to prescriptive action, including inability to process recurring transactions and elimination of affiliates directing members to our sites.

Internet Revenue

Approximately 93% of our net revenue for the year ended December 31, 2012 was generated from our internet segment comprised of social networking, live interactive video and premium content websites. This revenue is treated as service revenue in our financial statements. We derive our revenue primarily from subscription fees and pay-by-usage fees. These fees are charged in advance and recognized as revenue over the term of the subscription or as the advance payment is consumed on the pay-by-usage basis, which is usually immediately. VAT is presented on a net basis and is excluded from revenue.

Net revenue consists of all revenue net of credits back to customers for disputed charges and any chargeback expenses from credit card processing banks for such items as cancelled subscriptions, stolen cards and non-payment of cards. We estimate the amount of chargebacks and credits that will occur in future periods to offset current revenue. For years ended December 31, 2012, 2011, and 2010, these credits and chargebacks were 6.4%, 5.8% and 6.0%, respectively, of gross revenue, while chargebacks alone were 2.0%, 1.2% and 1.4%, respectively, of gross revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Entertainment Revenue

Approximately 7% of our net revenue for the year ended December 31, 2012 was generated by the entertainment segment. Entertainment revenue consists of studio production and distribution, licensing of the Penthouse name, logos, trademarks and artwork for the manufacture, sale and distribution of consumer products and publishing revenue. This revenue is treated as product revenue in our financial statements, with the exception of revenue derived from licensing, which is treated as service revenue. For more information regarding our net revenue by service and product, see Note P, "Segment Information" of our consolidated financial statements included elsewhere in this Form 10-K. We derive revenue through third party license agreements for the distribution of our programming where we either receive a percentage of revenue or a fixed fee.

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

Cost of Revenue

Cost of revenue for the internet segment is primarily comprised of commissions, which are expensed as incurred, paid to our affiliate websites and revenue shares for online models and studios in connection with our live interactive video websites. In 2012, cost of revenue increased as a percentage of revenue due to factors discussed in “Results of Operations” below. We expect that cost of revenue will decrease as a percentage of net revenue as less profitable co-branded websites are eliminated and we improve our affiliate commission structure and revenue sharing arrangements with our models and studios. Cost of revenue for the entertainment segment consists primarily of publishing costs including costs of printing and distributing magazines and studio costs which principally consist of the cost of the production of videos. Studio costs are capitalized and amortized over three years which represents the estimated period during which substantially all the revenue from the content will be realized.

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

Our compensation to our marketing affiliates has decreased and the percentage of revenues from our marketing affiliates have increased modestly, reflecting the variability in the rate at which we compensate our marketing affiliates described above. The percentage of revenues derived from these affiliates and the compensation to our affiliates for the year ended December 31, 2012 and the previous two fiscal years are set forth below:

	Year Ended December 31,
	2012	2011	2010
Percentage of revenue contributed by affiliates	55%	47%	45%
Compensation to affiliates (in millions)	$63.0	$64.9	$71.2

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

General and Administrative

General and administrative expenses relate primarily to our corporate personnel related costs, professional fees, occupancy, credit card processing fees and other overhead costs.  It also includes product development expense consisting of the costs incurred for maintaining the technical staff which are primarily comprised of engineering salaries related to the planning and post-implementation stages of our website development efforts. These costs also include amortization of the capitalized website costs attributable to the application development stage. We expect our product development expenses to remain stable as a percentage of revenue as we continue to develop new websites, services, content and features which will generate revenue in the future.

Stock Based Compensation

Based on the initial public offering price of $10.00 per share on May 11, 2011, stock-based compensation for the years ended December 31, 2012 and 2011, were approximately $1.1 million and $3.7 million. Of such amounts, a cumulative adjustment to compensation expense of approximately $2.0 million was recognized in May 2011 upon the completion of our IPO.

Amortization of Acquired Intangibles and Software

Amortization of acquired intangibles and software is primarily attributable to intangible assets and internal-use software from acquisitions. Identified intangibles and internal-use software resulting from acquisitions were recorded at the acquisition date fair value. The total fair value of these intangibles and internal-use software acquired from Various in 2007 was $182.5 million. The amortization periods vary from two to five years with the weighted average amortization period equaling approximately three years. We recognized amortization expense associated with these assets of $13.9 million, $16.2 million and $24.5 million for the three years ended December 31, 2012, 2011 and 2010, respectively. In July 2011 we acquired PerfectMatch and in September 2011, we acquired JigoCity. The total fair value of the intangibles and internal use software from PerfectMatch and JigoCity was $1.0 million and $3.3 million, respectively. The amortization periods vary from two to three years with the weighted average amortization period being 2.5 years for both PerfectMatch and JigoCity.  If we acquire other businesses which results in us owning additional intangible assets, the amortization of any acquired intangible assets could cause our depreciation and amortization expense to increase as a percentage of net revenue.

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

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets is recognized when we determine that the carrying value of goodwill and indefinite-lived intangible assets is greater than the fair value. We assess goodwill and other indefinite-lived intangibles at least annually, and more frequently when circumstances indicate that the carrying value may be impaired. In addition, we also recorded impairment charges related to our trademarks of $1.0 million, $2.6 million and $4.7 million in 2012, 2011 and 2010, respectively, related to our entertainment segment. We do not expect that there will be future impairment recorded to goodwill and intangible assets based on current information available. However, if future circumstances change and the fair values of goodwill or intangible assets is less than the current carrying value, additional impairment losses will be recognized.

Interest Expense, Net of Interest Income

Interest expense, net of interest income mainly represents interest expense recognized from the debt incurred in connection with the acquisition of Various and the New Financing. Included in interest expense is amortization of note discounts due to certain warrants issued in connection with our 2005 Notes, 2006 Notes, First Lien Senior Secured Notes and Second Lien Subordinated Secured Notes and amortization of a discount to record the fair value of the Subordinated Convertible Notes at the date of issuance. As the exchange of such notes was not accounted for as extinguishment (as described in "Note K—Long-Term Debt" in our consolidated financial statements included elsewhere in this Form 10-K), subsequent to our debt restructuring on October 27, 2010, interest expense continues to include such amortization together with amortization of original issue discount related to our Senior Secured Notes and Cash Pay Notes and amortization of discount to record the fair value of certain Non-Cash Pay Notes at the date of issuance. Interest expense also includes amortization of deferred debt costs and the 2% and 10% premiums paid from time to time in connection with payment of debt from excess cash flow each quarter.

Other Finance Expenses

For the year ended December 31, 2012, other finance expenses relates to charges incurred when we entered into Supplemental Indentures with the Trustee under the Company’s New First Lien Notes and Cash-Pay Second Lien Notes, which was completed on March 27, 2012. These expenses were for third party fees related to the New First Lien Notes and Cash-Pay Second Lien Notes which were determined to be not substantially different than such notes prior to the modifications based on the less than 10% difference in present values of revised cash flows, including the consent fee, as compared with the remaining cash flows under the terms of the notes prior to modification and, accordingly, the modifications were accounted for as if the New First Lien Notes and Cash-Pay Second Lien Notes were not extinguished.

For the year ended December 31, 2010, other finance expenses relates to charges incurred with our New Financing that was completed on October 27, 2010. These expenses were for third party fees related to the New First Lien Notes which were determined to be not substantially different from the outstanding First Lien Notes and Second Lien Notes they were exchanged for, and therefore not accounted for as an extinguishment of debt (See "Net Loss on Extinguishment and Modification of Debt" below).

Interest and Penalties Related to VAT Liability not Charged to Customers

Interest and penalties related to VAT not charged to customers are due to our failure to file VAT tax returns and pay VAT based on the applicable law of each country in the European Union. Commencing in 2003, the member states of the European Union implemented rules requiring the collection and payment of VAT on revenues generated by non-European Union businesses that provide electronic services that are purchased by end users within the European Union. We did not begin collecting VAT from our subscribers until July 2008. At December 31, 2012 and 2011, the total amount of uncollected VAT payments was approximately $39.0 and $38.6 million, respectively. For more information regarding our potential VAT liability, see Note J — "Accrued Expenses and Other Liabilities" in our consolidated financial statements included elsewhere in this Form 10-K. The majority of the penalties assessed by the various tax jurisdictions related to the VAT liability were incurred prior to our purchase of Various and thus charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers. The portion of interest incurred prior to the purchase of Various was also charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers, and subsequently continues to be recorded on the unpaid amounts. On October 14, 2008, we made an indemnity claim against these notes under the acquisition agreement for Various in the amount of $64.3 million. On June 10, 2009, the United Kingdom taxing authority notified us that it had reversed its previous position and that we were not subject to VAT, which resulted in an approximately $39.5 million reduction in the VAT liability. On October 8, 2009, we settled and released all indemnity claims against the sellers (whether claims are VAT related or not) by reducing the original principal amount of the Subordinated Convertible Notes by the full value of the then-outstanding VAT liability. In addition, the sellers agreed to make available to us, to pay VAT and certain VAT-related expenses, $10.0 million held in a working capital escrow account established at the closing of the Various transaction. As of December 1, 2010, the total $10.0 million had been released from the escrow to reimburse us for VAT-related expenses already incurred. If the actual costs to us of eliminating the VAT liability are less than $29.0 million, after applying amounts from the working capital escrow, then the principal amount of the Non-Cash Pay Notes (notes issued in exchange for the Subordinated Convertible Notes in the New Financing) will be increased by the issuance of new Non-Cash Pay Notes to reflect the difference between $29.0 million and the actual VAT liability, plus interest on such difference. For more information regarding the reductions of the principal amount of Subordinated Convertible Notes as a result of our VAT liability, see Note J — "Accrued Expenses and Other Liabilities".

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

Foreign Exchange Gain/(Loss), including amounts Related to VAT Liability not Charged to Customers

Foreign exchange gain or loss including amounts related to VAT liability not charged to customers is the result of the fluctuation in the U.S. dollar against foreign currencies. We record a gain when the dollar strengthens against foreign currencies and a loss when the dollar weakens against those currencies. Our primary exposure to foreign fluctuations is related to the liability related to VAT not charged to customers, the majority of which is denominated in Euros.

Change in Fair Value of Acquisition Related Contingent Consideration

Change in fair value of acquisition related contingent consideration for the years ended December 31, 2012 and 2011 was $1.4 million and $920 thousand, respectively.  In conjunction with the acquisition of JigoCity, a liability was recognized for an estimate of the acquisition date fair value of the related contingent consideration which may be paid.  As of December 31, 2011, the fair value of this consideration was valued at $1.4 million. On August 1, 2012, the Company sold JigoCity, resulting in a credit to earnings of $1.4 million during the year ended December 31, 2012.

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

In connection therewith, the statement of operations for the year ended December 31, 2011 reflects a gain of $0.4 million on re-measurement of the liability. On May 16, 2011, concurrently with the consummation of the Company's IPO, warrants to issue 457,843 shares of common stock at $6.20 per share were net settled, whereby 174,246 shares of common stock were issued upon exercise, equivalent to the intrinsic value of the warrants based on the IPO price of $10 per share, and the Company did not receive any cash proceeds. In addition, warrants to acquire 24,104 common shares at $10.25 per share were terminated as they were not exercised. Accordingly, in May 2011, the liability related to the warrants was eliminated with the carrying value of $3,168,000 related to the exercised warrants transferred to capital in excess of par value and the carrying value of $119,000 related to the terminated warrants recorded as non-operating income. For further information, see "Note L-Liability Related to Warrants" in our consolidated financial statements included elsewhere in this Form 10-K.

Other Non-Operating Income/Expenses, Net

Other non-operating income and expenses include miscellaneous transactions not related to our primary operations. Included in the year ended December 31, 2011 and 2010 are charges related to the settlement of a lawsuit with Broadstream Capital Partners.  Also included in the year ended December 31, 2011 is life insurance proceeds related to the death of the original founder of Penthouse, Robert Guccione of $1.5 million.  The remainder of the other expense in 2012 and 2011, respectively, was due mainly to miscellaneous gains and losses.

Income Tax (Benefit)

We had an income tax benefit of $0.1 million, $6.5 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The tax benefit in the year ended December 31, 2011, relates principally to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital as a result of the Company’s Initial Public Offering, and from a writedown of certain deferred tax liabilities related to non-amortizable intangibles, which were determined to be impaired, of approximately $1 million.

At December 31, 2012, we had net operating loss carryforwards for federal income tax purposes of approximately $107 million available to offset future taxable income, which expire at various dates from 2024 through 2031. Our ability to utilize approximately $9.0 million of these carryforwards is limited due to changes in our ownership, as defined by federal tax regulations. In addition, utilization of the remainder of such carryforwards may be limited by the occurrence of certain further ownership changes, including changes as a result of the IPO.

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

During the year ended December 31, 2012, we wrote off $4.2 million of goodwill and $3.8 million of other assets, including intangibles, as a result of the closing and planned disposition of our JigoCity operations.  Such write offs were charged to discontinued operations.

We completed our annual impairment testing of goodwill, domain names, and trademarks as of December 2012, with the assistance of an independent valuation firm.

In 2012, 2011 and 2010, a trademark impairment loss of approximately $1.0 million, $2.6 million and $4.7 million, respectively, was recognized related to our entertainment segment. Such loss, which is included in impairment of other intangible assets in the 2012, 2011 and 2010 consolidated statement of operations, resulted due to the estimated fair value of certain trademarks being less than their carrying value. We had impairment charges related to goodwill of approximately $6.8 million in 2008 related to our internet segment and $2.8 million related to our entertainment segment in 2008. These losses were attributable to downward revisions of earnings forecasted for future years and an increase in the discount rate due to an increase in the perceived risk of our business prospects related to negative global economic conditions and increased competition.

In 2012, no impairment was found with respect to the goodwill of the internet segment. The analysis and assessment of the assets in this segment indicated that no impairment was required as the fair values exceeded the recorded carrying values. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future. The fair value of our Internet reporting units in 2012 exceeded each of their carrying values between 34.0% and 45.0%.

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

The following table presents our results of operations for the years ended December 31, 2012, 2011 and 2010 for our reportable segments:

	Year Ended December 31,
	2012	2011	2010
Net revenue	(in thousands)
Internet	$292,882	$308,321	$321,605
Entertainment	21,497	22,115	24,392
Total	314,379	330,436	345,997

Cost of revenue
Internet	94,225	92,996	97,959
Entertainment	14,717	15,067	12,531
Total	108,942	108,063	110,490

Gross profit
Internet	198,657	215,325	223,646
Entertainment	6,780	7,048	11,861
Total	205,437	222,373	235,507

Income (loss) from operations
Internet	$63,021	$77,274	$76,142
Entertainment	(1,063)	(2,314)	1,140
Unallocated corporate	(6,827)	(9,620)	(5,547)
Total	$55,131	$65,340	$71,735

Internet Segment Historical Operating Data

The following table presents certain key business metrics for our adult websites, general audience websites and live interactive video websites for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010

Adult Websites
New Members	33,043,853	38,657,203	40,130,064

Beginning Subscribers	827,728	950,705	940,444
New Subscribers	1,568,567	1,595,736	1,804,669
Terminations	1,672,575	1,718,713	1,794,408
Ending Subscribers	723,720	827,728	950,705

Conversion of Members to Subscribers	4.7%	4.1%	4.5%
Churn	18.0%	16.1%	15.8%
ARPU	$21.16	$20.21	$20.39
CPGA	$45.00	$44.02	$47.41
Average Lifetime Net Revenue per Subscriber	$72.77	$81.45	$81.54
Net Revenue (in millions)	$197.0	$215.6	$231.4

Affiliate Commission Expense (in millions)	$54.1	$54.6	$59.1
Ad Buy Expense (in millions)	$16.5	$15.6	$26.5
Subscriber Acquisition Costs (in millions)	$70.6	$70.2	$85.6

General Audience Websites
New Members	3,737,796	6,294,789	9,312,953

Beginning Subscribers	44,519	53,194	57,426
New Subscribers	80,144	98,105	114,688
Terminations	91,526	106,780	118,920
Ending Subscribers	33,137	44,519	53,194

Conversion of Members to Subscribers	2.1%	1.6%	1.2%
Churn	19.6%	18.2%	17.9%
ARPU	$13.20	$19.42	$20.72
CPGA	$36.60	$27.96	$29.27
Average Lifetime Net Revenue per Subscriber	$30.59	$78.67	$86.37
Net Revenue (in millions)	$6.2	$11.4	$13.8

Affiliate Commission Expense (in millions)	$0.9	$1.8	$2.8
Ad Buy Expense (in millions)	$2.0	$1.0	$0.5
Subscriber Acquisition Costs (in millions)	$2.9	$2.7	$3.4

Live Interactive Video Websites
Total Minutes	36,681,368	34,922,953	35,459,839
Average Revenue per Minute	$2.47	$2.34	$2.15
Net Revenue (in millions)	$90.5	$81.6	$76.3

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

Our results of operations related to our adult and general audience websites, as distinguished from the live interactive video websites discussed above, reflects the interaction of the conversion of members to subscribers, the churn of subscribers, and the average value of purchased products and services. A negative movement in any one of these items may be offset by a positive movement in another. For more information see the sections in this Form 10-K entitled "— Results of Operations — Internet Segment Historical Operating Data for the Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011."

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

Our entertainment segment has higher fixed and variable costs associated with the business resulting in historically lower gross profit margins than our internet segment. We expect gross profit margins in our entertainment segment to continue to vary but remain within its historical range. We expect the internet gross profit percentage in future years to be consistent with the gross profit percentage in 2012.

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed discussions for each of our segments. In order to provide a meaningful discussion of our ongoing business, we have provided a discussion of the following:

•	our consolidated results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011;

•	our consolidated results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010;

•
an analysis of internet segment operating data which are key to an understanding of our operating results and strategies for the year ended December 31, 2012 as compared to the year ended December 31, 2011, and for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

The following table presents our historical operating results as a percentage of our net revenue for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	34.7	32.7	31.9
Gross profit	65.3	67.3	68.1
Operating expenses:

Product development	4.8	5.1	3.7
Selling and marketing	10.0	9.2	10.8
General and administrative	27.3	26.4	23.1
Amortization of acquired intangibles and software	4.4	4.8	7.1
Depreciation and other amortization	1.0	1.2	1.3
Impairment of other intangible assets	0.3	0.8	1.4
Total operating expenses	47.8	47.5	47.4
Income from operations	17.5	19.8	20.7
Interest expense, net of interest income	(28.4)	(26.0)	(25.6)
Other finance expenses	(0.2)	—	(1.3)

Interest and penalty related to VAT liability not charged to customers	(0.5)	(0.6)	(0.7)
Net loss on extinguishment and modification of debt	—	(2.2)	(2.1)
Foreign exchange (loss) gain including amounts related to VAT liability not charged to customers	(0.2)	(0.2)	0.2
Change in fair value of acquisition related contingent consideration	0.4	(0.3)	—
Gain on liability related to warrants	—	0.1	0.0
Other non-operating expense net	—	(1.0)	(3.8)
Loss before income tax benefit	(11.4)	(10.4)	(12.6)
Income tax benefit	—	2.0	0.1
Net loss from continuing operations	(11.4)%	(8.4)%	(12.5)%
Loss from discontinued operations, net of tax	(4.3)%	(1.0)%
Net Loss:	(15.7)%	(9.4)%	(12.5)%
Foreign Currency Translation Adjustment:	—	—	—
Comprehensive Loss:	—	—	—

Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011

Net Revenue.  Net revenue for the years ended December 31, 2012 and 2011 was $314.4 million and $330.4 million, respectively, representing a decrease of $16.0 million or 4.8%.  Internet revenue for the years ended December 31, 2012 and 2011 was $292.9 million and $308.3 million, respectively, representing a decrease of $15.4 million or 5.0%.  Entertainment revenue for the year ended December 31, 2012 and 2011 was $21.5 million and $22.1 million, respectively, representing a decrease of $0.7 million or 3.2%.

The decrease in internet revenue was primarily attributable to a decrease in our subscription based service revenue of $25.0 million, or 11.0% due to a decrease in traffic to our websites as well as an increase in churn of our subscribers as described below in our cost of revenue and operating metrics respectively.  The churn increase was due to in part to the elimination of certain of our co-branded websites and the higher number of declined transactions by credit card issuers. The above decline was offset by an increase in our live interactive video websites revenue of $9.2 million, or 11.3%, due mainly to an increase in total minutes purchased which was a direct result of more effective marketing campaigns.  Negative global economic conditions including, but not limited to, an increase in credit card companies denying transactions affected our revenue as well.

Internet revenue for the year ended December 31, 2012 was comprised of 67.3% relating to our social networking websites, 31.0% relating to our live interactive video websites and 1.7% relating to our premium content websites, as compared to 71.6% for our social networking websites, 26.4% for our live interactive video websites and 1.7% for our premium content websites for the same period in 2011.

The decrease in entertainment revenue was primarily due to a decrease in our magazine revenue of $1.7 million as a result of a decline in the number of magazines sold from 2.8 million to 2.4 million issues.

Entertainment revenue for the year ended December 31, 2012 was comprised of 37.2% relating to magazine publishing, 51.8% relating to video entertainment and 11.0% relating to licensing, as compared to 43.1% for magazine publishing, 47.0% for video entertainment and 9.9% for licensing for the same period in 2011.

Cost of Revenue.  Cost of revenue for the years ended December 31, 2012 and 2011 was $108.9 million and $108.1 million, respectively, representing an increase of $0.8 million or 0.7%.  The increase was primarily driven by an increase in our studio and model costs of $2.8 million due to increased levels of promotions and compensation , offset by a reduction in our payments to affiliates of $2.0 million.  Affiliate payments were reduced due to our co-brand elimination efforts in the third and fourth quarters, however the reduction was partially offset by the affiliate promotional campaign we ran in the first quarter of 2012. The increased churn from the co-brand elimination efforts combined with the shift towards the lower margin live interactive video product exacerbated the decline in our overall Gross Profit margin.

Operating Expenses

Product Development.  Product development expense for the years ended December 31, 2012 and 2011 was $15.1 million and $16.9 million, respectively, representing a decrease of $1.8 million or 10.7%. The primary reason for the decrease in product development expense was due to a reduction in head count.

Selling and Marketing.  Selling and marketing expense for the years ended December 31, 2012 and 2011 was $31.3 million and $30.4 million, respectively, representing an increase of $0.9 million or 3.0%.  The increase in selling and marketing expense was primarily due to a $3.2 million increase in our ad buy expenses over the period, from $22.5 million for the year ended December 31, 2011 to $25.7 million for the same period in 2012.  The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines. This increase was offset by a reduction in our general advertising expenses by $1.3 million.

General and Administrative.  General and administrative expense for the years ended December 31, 2012 and 2011 was $85.9 million and $87.3 million, respectively, representing a decrease of $1.4 million or 1.6%.  The above decrease was primarily driven by a $3.6 million reduction in legal fees and professional fees, a decrease in our stock compensation expense by $2.6 million as a result of a cumulative charge taken at the date of our IPO on previously issued stock compensation that did not recur in 2012 partially offset by a $6.0 million increase in merchant fees, some of which was related to $2.0 million of penalties paid to Visa for excessive chargebacks.

Amortization of Acquired Intangibles and Software.  Amortization of acquired intangibles and software for the years ended December 31, 2012 and 2011 was $13.9 million and $15.8 million, respectively.  The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized.  We have had no significant acquisitions since we acquired Various, Inc. on December 6, 2007.

Depreciation and Other Amortization.  Depreciation and other amortization expense for the years ended December 31, 2012 and 2011 was $3.2 million and $4.0 million, respectively.  We continue to purchase additional fixed assets, while certain of our assets are becoming fully depreciated.

Impairment of other intangible assets. Impairment of other intangible assets for the years ended December 31, 2012 and 2011 was $1.0 million and $2.6 million, respectively, representing a decrease of $1.6 million or 61.5%. The losses for 2012 and 2011 were attributable to the Entertainment segment’s estimated fair value for trademarks being less than their carrying value.

Interest Expense, Net of Interest Income.  Interest expense for the years ended December 31, 2012 and 2011 was $89.2 million and $86.0 million, respectively, representing an increase of $3.2 million or 3.7%.  The increase in interest expense was due to interest expense on additional payment in kind notes issued in the year ended December 31, 2012 to holders of the Non-Cash Pay Second Lien Notes.

Other Finance Expenses. Other finance expenses for the year ended December 31, 2012 were due to charges incurred when we entered into Supplemental Indentures with the Trustee under the Company’s New First Lien Notes and Cash-Pay Second Lien Notes, which was completed on March 27, 2012. These expenses were for third party fees related to the New First Lien Notes and Cash-Pay Second Lien Notes which were determined to be not substantially different than such notes prior to the modifications based on the less than 10% difference in present values of revised cash flows, including the consent fee, as compared with the remaining cash flows under the terms of the notes prior to modification and, accordingly, the modifications were accounted for as if the New First Lien Notes and Cash-Pay Second Lien Notes were not extinguished.  We had no such comparable costs in the same period for 2011.

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

Interest related to VAT liability not charged to customers for the year ended December 31, 2012 was $1.7 million as compared to $1.8 million for the year ended December 31, 2011.  The decrease in interest related to VAT not charged to customers is due to VAT settlements with additional countries.  We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $39.0 million of unremitted VAT liability as of December 31, 2012.

Foreign Exchange (Loss)/Gain Including Amounts Related to VAT Liability not Charged to Customers.  Foreign exchange loss including amounts related to VAT not charged to customers for the year ended December 31, 2012 was $1.0 million as compared to a loss of $0.5 million for the year ended December 31, 2011.  The loss for the year ended December 31, 2012 is primarily related to the increase in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the weakening of the U.S. dollar.  The loss for the year ended December 31, 2011 is due to losses from changes in the carrying value of assets denominated in foreign currencies throughout the year.

Change in Fair Value of Acquisition Related Contingent Consideration. In conjunction with the acquisition of JigoCity, a liability was recognized for an estimate of the acquisition date fair value of the related contingent consideration which may be paid.  As a result of the sale of JigoCity on August 1, 2012, the liability related to this contingent consideration was extinguished resulting in a gain of $1.4 million.

Gain on Liability Related to Warrants.  Gain on liability related to warrants for the year ended December 31, 2011 was $0.4 million.  The liability related to the 501,663 warrants issued in August 2005 was established as a result of new authoritative guidance becoming effective for us as of January 1, 2009.  For further information, see “Note L — Warrants” in our consolidated financial statements included elsewhere in this form 10-K.  There was no gain on liability related to warrants for the year ended December 31, 2012.

Loss on Modification and Extinguishment of Debt:  Loss on extinguishment of debt for the year ended December 31, 2011 was $7.3 million.  This expense was related to write-off of deferred costs and discount and a prepayment penalty due to our redeeming approximately $37.8 million of New First Lien Notes and approximately $1.7 million of Cash Pay Second Lien Notes in connection with proceeds received from our IPO in May 2011.  There was no loss on modification or extinguishment of debt for the year ended December 31, 2012.

Other Non-operating Expense, Net.  The expense in 2011 of $3.5 million was primarily due to our settlement of the Broadstream arbitration case for $15.0 million, which required us to record an additional $5.0 million of expense.  For further information, see “Note R—Contingencies” in our consolidated financial statements included elsewhere in this form 10-K.  In 2011, the above expense was offset with life insurance proceeds related to the death of the original founder of Penthouse, Robert Guccione in the amount of $1.1 million.  The remainder of the other expense in 2012 and 2011, respectively, was due mainly to miscellaneous gains and losses.

Income Tax Benefit.  Income tax benefit for the year ended December 31, 2012 and 2011 was $0.1 million and $6.5 million, respectively.  The tax benefit at December 31, 2012 principally relates to changes in certain deferred tax liabilities associated with certain intangibles, which are recognized for tax purposes but not for financial reporting purposes.  The tax benefit in the year ended December 31, 2011, relates to a reduction in the valuation allowance resulting from the recording of an approximately $5.7 million deferred tax liability related to a beneficial conversion feature which was charged to additional paid-in capital in the year ended December 31, 2011.  A larger tax benefit related to pre-tax loss was not recognized for the year ended December 31, 2011 due to an anticipated increase in the valuation allowance against deferred tax assets at year end.

Loss from Discontinued Operations. During the first quarter of 2012, the Company began procedures to streamline its operations and announced that certain units within the JigoCity subsidiary would be terminated effective March 31, 2012. As a result of this decision, the Company recognized for the three months ended March 31, 2012, a loss from discontinued operations of approximately $8.1 million including $6.2 million of write-offs related to the closure of the Company’s Shanghai, Singapore, Hong Kong, Malaysia and Australia offices.  In the third quarter of 2012, the Company sold its JigoCity operations.  As such, an additional loss for discontinued operations was recognized, including $2.1 million of post-closing liabilities related to the sale of the JigoCity operations, totaling $13.6 million for 2012, and $3.3 million in 2011 related to such operations.

Net Loss.  Net loss for the year ended December 31, 2012 and 2011 was $49.4 million and $31.1 million, respectively, representing an increase of $18.3 million.  The larger loss in 2012 was primarily due to a $13.6 million loss from discontinued operations related to JigoCity and a reduction in the tax benefit recognized in 2012.

Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

Net Revenue. Net revenue for the years ended December 31, 2011 and 2010 was $330.4 million and $346.0 million, respectively, representing a decrease of $15.6 million or 4.5%. Internet revenue for the years ended December 31, 2011 and 2010 was $308.3 million and $321.6 million, respectively, representing a decrease of $13.3 million or 4.1%.

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

Internet revenue for the year ended December 31, 2011 was comprised of 71.6% relating to our social networking websites, 26.4% relating to our live interactive video websites and 1.7% relating to our premium content websites, as compared to 74.8% for our social networking websites, 23.7% for our live interactive video websites and 1.5% for our premium content websites for the same period in 2010.

Entertainment revenue for the year ended December 31, 2011 was $22.1 million as compared to $24.4 million for the year ended December 31, 2010, representing a decrease of $2.3 million or 9.4%.

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

Selling and Marketing. Selling and marketing expense for the years ended December 31, 2011 and 2010 was $30.4 million and $37.3 million, respectively, representing a decrease of $6.9 million or 18.5%. The decrease in selling and marketing expense was primarily due to a $9.1 million decrease in our ad buy expenses for our internet segment over the period, from $31.6 million for the year ended December 31, 2010 to $22.5 million for the same period in 2011. The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines. The decrease was offset by an increase of $3.2 million increase in salaries and benefits and $0.9 million in general advertising expenses mainly as a result of our acquisition of JigoCity.

General and Administrative. General and administrative expense for the years ended December 31, 2011 and 2010 was $87.3 million and $79.9 million, respectively, representing an increase of $7.4 million or 9.3%. The increase in general and administrative expense is primarily due to a $4.0 million increase in higher wages and benefits costs due to additional headcount.  We also had an increase of $2.6 million in our legal expense, mainly as a result of our Broadstream settlement.  Our consulting and professional fees increased by $1.9 million in 2011, relating mainly to our registration statement for certain of our indebtedness.   Lastly, we had a $3.7 million charge for stock compensation expense related to our IPO in May 2011.  For further information, see “Note N – Stock Compensation Expense” in our consolidated financial statements included elsewhere in this annual report on Form 10-K.  The above increases were offset by a decrease of $2.8 million in our merchant processing expenses due to lower costs to process our transactions in 2011.

Amortization of Acquired Intangibles and Software. Amortization of acquired intangibles and software for the years ended December 31, 2011 and 2010 was $15.8 million and $24.5 million, respectively. The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized during 2010.

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

Foreign Exchange (Loss) Gain Including Amounts Related to VAT Liability not Charged to Customers. Foreign exchange (loss) gain including amounts related to VAT not charged to customers for the year ended December 31, 2011 was $0.5 million as compared to a gain of $0.6 million for the year ended December 31, 2010. The loss for the year ended December 31, 2011 is due to changes in the carrying value of assets denominated in foreign currencies throughout the year. The gain for the year ended December 31, 2010 is primarily related to the decrease in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the strengthening of the U.S. dollar.

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

Gain on Liability Related to Warrants. Gain on liability related to warrants for the year ended December 31, 2011 and 2010 was $0.4 million and $38,000, respectively.  The liability related to the 501,663 warrants issued in August 2005 was established as a result of new authoritative guidance becoming effective for us as of January 1, 2009.   The remaining unexercised warrants were terminated in conjunction with our IPO in May 2011.  For further information, see "Note L —“Liability related to Warrants" in our consolidated financial statements included elsewhere in this Form 10-K.

Loss on Modification and Extinguishment of Debt:  Loss on extinguishment of debt for the year ended December 31, 2011 was $7.3 million.  This expense was related to write-off of deferred costs and discount and a prepayment penalty due to our redeeming approximately $37.8 million of New First Lien Notes and approximately $1.7 million of Cash Pay Second Lien Notes in connection with proceeds received from our IPO in May 2011.  Loss on extinguishment and modification of debt for the year ended December 31, 2011 was $7.3 million as compared to a loss of $7.5 million for the year ended December 31, 2010. In 2011, this expense was related to write-off of deferred costs and discount and a prepayment penalty due to our redeeming approximately $37.8 million of New First Lien Notes and approximately $1.7 million of Cash Pay Second Lien Notes in connection with proceeds received from our IPO in May 2011.  In 2010, the Company refinanced substantially all of its existing debt into New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. The Company determined that the New First Lien Notes and Cash Pay Second Lien Notes were substantially different than the outstanding principal amount of former Senior Secured Notes for which they were exchanged, resulting in an extinguishment of the former Senior Secured Notes. An extinguishment loss of $10.5 million was recorded for such exchange and for the former Senior Secured Notes, First Lien Notes and Second Lien Notes redeemed for cash. Such loss includes payment of fees to lenders. The above was offset by the determination that the Old Non-Cash Pay Notes were substantially different than the non-convertible Subordinated Term Notes for which they were exchanged based on the conversion feature in the Old Non-Cash Pay Notes, resulting in a gain on extinguishment of $3.0 million related to the excess of the carrying value of the Subordinated Term Notes over the fair value of the Old Non-Cash Pay Notes for which they were exchanged.

Other Non-operating Expense, Net. Other non-operating expense for the year ended December 31, 2011 was $3.5 million as compared to $13.2 million for the same period in 2010.  The expense in 2010 was primarily due to a $13.0 million charge related to our lawsuit with Broadstream Capital Partners, Inc. or Broadstream. The Company entered into an agreement in 2009 to postpone litigation and paid an aggregate of $3.0 million to Broadstream during 2009 and 2010. The agreement provided that if Broadstream elected to choose arbitration as a means of resolving the dispute, the arbitration award range to Broadstream would be at least $10.0 million but would not exceed $47.0 million. As a result of Broadstream electing for arbitration in December 2010, we recognized a loss of $13.0 million as of December 31, 2010.  The expense in 2011 was primarily due to an additional $5.0 million loss recognized when the Company entered into a settlement agreement with Broadstream whereas the Company agreed to pay Broadstream $15 million of which $8 million was paid in July 2011, $5.0 million was paid in September 2011, and $2.0 million in January 2012.  In addition, there was $1.5 million of revenue from the proceeds of a former owner’s life insurance policy.

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

Loss from Discontinued Operations.  During the first quarter of 2012, the Company began procedures to streamline its operations and announced that certain units within the JigoCity subsidiary would be terminated effective March 31, 2012.  As a result, these units were considered as discontinued and the related operations were retrospectively reclassified within our 2011 Consolidated Statement of Operations to be shown as a loss from discontinued operations of $3.3 million.

Net Loss. Net loss for the years ended December 31, 2011 and 2010 was $31.1 million and $43.2 million, representing a decrease of $12.1 million or 28.0%. The reduced loss in 2011 was primarily due to a decrease of $11.1 million in non-operating losses and a $6.0 million increase in the tax benefit.

Internet Segment Historical Operating Data for the Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011

Adult Websites

Subscribers.  Subscribers for the year ended December 31, 2012 were 723,720 as compared to 827,728 for the year ended December 31, 2011, representing a decrease of 104,008 or 12.6%.  The decrease was primarily driven by the increase in churn described below.

Churn.  Churn for the year ended December 31, 2012 was 18.0% compared to 16.1% for the year ended December 31, 2011, representing an increase of 186 basis points, or 11.6%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the year ended December 31, 2012 was $21.16 as compared to $20.21 for the year ended December 31, 2011, representing an increase of $0.95, or 4.7%.

Cost Per Gross Addition.  CPGA for the year ended December 31, 2012 was $45.00 as compared to $44.02 for the year ended December 31, 2011, representing an increase of $0.98 or 4.7%.  The increase was primarily driven by an increase in our ad buy expense on our adult websites from $15.6 million in the year ended December 31, 2011 to $16.5 million in the year ended December 31, 2012.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the year ended December 31, 2012 was $72.77 as compared to $81.45 for the year ended December 31, 2011, representing a decrease of $8.68 or 10.7%.  The decrease was driven by an increase in the churn and CPGA described above.

General Audience Websites

Subscribers.  Subscribers for the year ended December 31, 2012 were 33,137 as compared to 44,519 for the year ended December 31, 2011, representing a decrease of 11,382 or 25.6%.  The decrease was primarily driven by the decrease in new member traffic and the increase in churn described below.

Churn.  Churn for the year ended December 31, 2012 was 19.6% as compared to 18.2% for the year ended December 31, 2011, representing an increase of 143 basis points, or 7.9%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the year ended December 31, 2012 was $13.20 as compared to $19.42 for the year ended December 31, 2011, representing a decrease of $6.22 or 32.0%.  The primary reason for the decrease was a change in pricing plans.

Cost Per Gross Addition.  CPGA for the year ended December 31, 2012 was $36.60 as compared to $27.96 for the year ended December 31, 2011, representing an increase of $8.64 or 30.9%.  The increase was primarily driven by an increase in our ad-buy expense from $1.0 million for the year ended December 31, 2011 to $2.0 million for the year ended December 31, 2012.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the year ended December 31, 2012 was $30.59 as compared to $78.67 for the year ended December 31, 2011, representing a decrease of $48.08 or 61.1%.  The decrease was primarily driven by the increase in churn and CPGA and decrease in ARPU described above.

Live Interactive Video Websites

Average Revenue Per Minute.  Average Revenue Per Minute for the year ended December 31, 2012 was $2.47 as compared to $2.34 for the year ended December 31, 2011, representing an increase of $0.13, or 5.6%.

Total Purchased Minutes.  Total purchased minutes for the year ended December 31, 2012 were 36.7 million as compared to 34.9 million for the year ended December 31, 2011, representing an increase of 1.8 million or 5.0%.  The primary reason for the increase in purchased minutes was an increase in new members and minutes purchased per member.

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

Churn. Churn for the year ended December 31, 2011 was 18.1% as compared to 17.9% for the year ended December 31, 2010, representing an increase of 20 basis points, or 1.8%. Churn is the most direct measurement of the value our subscribers get for the price we charge. We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service. Our activities and efforts seek to lower churn rates as much as possible.

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

Average Lifetime Net Revenue Per Subscriber. Average Lifetime Net Revenue Per Subscriber for the year ended December 31, 2011 was $75.86 as compared to $86.37 for the year ended December 31, 2010, representing a decrease of $10.51 or 12.2%. The decrease was driven by the increase in Churn and the decrease in ARPU described above.

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

Reconciliation of GAAP Net Loss to EBITDA and Adjusted EBITDA

	Consolidated Data
	Year Ended December 31,
	2012	2011	2010
	(in thousands)
GAAP net loss	$(49,441)	$(31,143)	$(43,153)
Add: Interest expense, net	89,243	85,989	88,508
Subtract: Income tax benefit	—	(6,472)	(486)
Add: Amortization of acquired intangible assets and software	13,855	15,759	24,461
Add: Depreciation and other amortization	3,160	3,998	4,704
EBITDA	$56,817	$68,131	$74,034

Add: Impairment of other intangible assets	$970	$2,600	$4,660
Add: Broadstream arbitration provision	—	7,050	13,000
Add: Loss related to VAT liability not charged to customers and foreign exchange gains/(losses)	2,618	2,306	1,895
Add: Net Loss on extinguishment and modification of debt	—	7,312	7,457
Add: Discontinued operations	13,623	3,289	—
Add: Other finance expenses	500	—	4,562
Add: Stock compensation expense	1,141	3,737	—
Add: Severance costs	527	388	—
(Subtract)Add: Change in Acquisition related contingent consideration	(1,400)	920	—
Adjusted EBITDA(1)	$74,725	$95,733	$105,608

(1)
Our note agreements contain material debt covenants based on our maintaining specified levels of EBITDA (as it is defined in the particular agreement as noted below). Specifically, we are required to maintain the following EBITDA levels for our outstanding debt:

•
For each of the fiscal quarters ending through September 30, 2011, September 30, 2012 and September 30, 2013, our EBITDA (as defined in the indentures governing the notes) on a consolidated basis for the four consecutive fiscal quarters ending on such dates needed, or needs, to be greater than $85 million, $90 million and $95 million, respectively.  These levels were amended prospectively for the New First Lien Notes and the Cash Pay Second Lien Notes commencing the fiscal quarter ended March 31, 2012.  For such period, and thereafter, for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013.  Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million.  In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  Our Consolidated EBITDA for the four quarters ended December 31, 2012 was $74.9 million and our EBITDA for the fiscal quarter ending December 31, 2012 was $22.5 million.  The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, as of the date of this filing, the Company did not comply with the minimum EBITDA requirement (as defined) of $95 million for the four consecutive fiscal quarters ended December 31, 2012.  The Company’s consolidated EBITDA was calculated for such period to be $74.9 million.  In addition, for the fourth quarter of 2012, the Total Debt Ratio (as defined) of 6.9:1.0 was above the required maximum level of 5.7:1.0.  Further, the Company during such period did not comply with other debt ratios and from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Therefore, the Company is in default as of November 14, 2012 and the Non-Cash Pay Second Lien Notes are subject to the post-default interest rate of 15%.  For more information regarding the default, see Note (K) – "Long-Term Debt."  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined therein) until the New First Lien Notes are paid in full.

•	We met our EBITDA covenant requirements for the years ended December 31, 2010 and 2011.

For the year ended December 31, 2012, our EBITDA and adjusted EBITDA were $56.8 million and $74.3 million, respectively. Management derived adjusted EBITDA for the year ended December 31, 2012 using the following adjustments.

There were non-cash impairment charges to intangible assets of $1.0 million related to our entertainment segment in 2012. For the following reasons, management believes it is appropriate to add back a $1.0 million impairment charge to other intangible assets to derive a more meaningful measure of EBITDA for 2012. While we have had impairment charges for previous years relating to the businesses in operation prior to the Various acquisition, with the impairment charges taken in 2008, the goodwill relating to our non-internet business units of the company has been reduced to zero. The non-internet intangible assets have also been written down to reflect the fair value of these assets. Further, management believes that with the acquisition and integration of the Various business, the online business unit that is now operated in conjunction with the internet businesses of Various should not be expected to have further impairment going forward. Management gauges its operating performance without giving effect to the impairment charges taken historically due to its belief that it is unlikely that further impairment charges will be incurred. However, there can be no assurance that there will be no further impairment to the Company's goodwill or intangible assets.

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

Lastly, other finance expenses and severance costs were added back as those do not relate to the operating performance of the Company.

Selected Quarterly Financial Data (unaudited)

The following tables set forth our unaudited consolidated quarterly operating results for each of the eight quarters in the two-year period ended December 31, 2012. Historical results are not necessarily indicative of the results to be expected in future periods. You should read this data together with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K.

	Quarter Ended
	March 31,	June 30,		September 30,	December 31,
	(in thousands, except per share data)
2012
Net revenue	$81,084	$81,085		$77,724	$74,486
Gross profit	48,459	52,997		52,064	51,917
Income from operations	7,848	12,925		16,985	17,373
Net loss	(21,522)	(10,535)	(a)	(7,746)	(9,638)
Net loss per common share — basic and diluted	(0.68)	(0.34)		(0.25)	(0.30)
(a) Includes a loss of $9.3 million ($0.29 per share) on sale of discontinued operations related to Jigo City

2011
Net revenue	$83,520	$83,371		$82,736	$80,809
Gross profit	56,759	58,324		54,823	52,467
Income from operations	19,675	17,996		14,711	12,958
Net loss	(3,681)	(11,861)		(5,396)	(10,205)
Net loss per common share — basic and diluted	(0.15)	(0.49)		(0.22)	(0.42)

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $16.8 million, plus restricted cash of $10.1 million compared to $23.4 million and $11.0 million for the same period in 2011. We generate our cash flows from operations. For the years ended December 31, 2012 and 2011, cash flows generated from operations were $12.5 million and $37.8 million, respectively. We have no working capital line of credit. Our current New First Lien Notes and Cash Pay Second Lien Notes require us to make principal payments equivalent to 85% of Excess Cash Flow, as defined at 100% of principal 35 calendar days after each quarter end. During the year ended December 31, 2012, principal of such notes was reduced by $16.1 million from excess cash flow.

We did not make the Excess Cash Flow payments due on November 5, 2012 and February 4, 2013 and therefore, the New First Lien Notes and Cash Pay Second Lien Notes are in default as of November 5, 2012.  The post-default interest of 17.5% accrues commencing as of the default date.  We have received forbearance agreements from over 80% of our senior lenders and all of our Cash Pay Second Lien lenders with respect to such defaults in exchange for a forbearance fee equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  We entered into an amendment to this forbearance agreement on February 4, 2013 with holders of approximately 94% of the New First Lien Notes and 100% of the Cash Pay Second Lien Notes extending the forbearance period from February 4, 2013 to May 6, 2013. The forbearance agreements as amended remains in place until the earlier of May 6, 2013, a default other than for not making the Excess Cash Flow payment, acceleration by the Trustee, or certain other circumstances.  The New First Lien Notes and Cash Pay Second Lien Notes are classified as current liabilities in the accompanying balance sheet at December 31, 2012.

We also made the final payment on the settlement of the lawsuit with Broadstream Capital Partners in the amount of $2.0 million on January 3, 2012.

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

The total amount of uncollected payments related to historical VAT not charged to customers as of December 31, 2012 was $39.0 million, including $19.9 million in potential penalties and interest. We are currently negotiating with tax authorities in the applicable European Union jurisdictions to extend the maturity of the payments. We have settled with tax authorities or paid our tax liabilities in full in certain countries. We are in different stages of negotiations with many other jurisdictions, and we are not able to estimate when the rest of the jurisdictions will be settled or paid in full. However, if we were forced to pay the total amount in the next year, it would have a material adverse effect on our liquidity and capital resources since we will not have sufficient cash flow over the next year to pay these obligations and we expect that our ability to borrow funds to pay these obligations would be limited.

Due to our Excess Cash Flow prepayment default, the New First Lien Notes and Cash Pay Second Lien Notes are subject to a maturity date acceleration by the lenders; however, over 80% of the First Lien lenders and all of the Cash Pay Second Lien lenders have executed forbearance agreements with us.  The New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013 and are classified as current liabilities in the accompanying balance sheet at December 31, 2012.  We are also in default of certain financial ratios and financial requirements under the Indentures to the Non-Cash Pay Second Lien Notes. Under the terms of the Intercreditor and Subordination Agreement among the Trustee under the Indentures for the New First Lien Notes, the Cash Pay Second Lien Notes and the Non-Cash Pay Second Lien Notes, neither the Trustee nor the holders of the Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined in the Indenture governing the Non-Cash Pay Second Lien Notes). The Non-Cash Pay Second Lien Notes mature on April 30, 2014 and are classified as current liabilities in the accompanying balance sheet at December 31, 2012, due to the fact that these notes are in default and once the New First Lien Notes and Cash Pay Second Lien Notes come due September 30, 2013, the Non-Cash Pay Second Lien Notes can be accelerated.  We will be required to either restructure or refinance these notes prior to their maturity dates.   We are actively exploring opportunities to refinance the Notes and we have retained CRT Capital Group LLC as our financial advisor to help explore opportunities to refinance the Notes. Based on cash provided from operating activities (after interest payments on debt) during the past several years and for the year ended December 31, 2012, a substantial percentage of which has been needed to make principal payments on debt and forecasts of future operating cash flow, we anticipate that we will be able to either restructure or refinance the Notes; however there is no assurance that we will be able to accomplish such transactions on acceptable terms, or at all. Our inability to accomplish a successful restructuring or refinancing of the Notes will have a material adverse effect on our financial condition and may effect our ability to continue operations.

Cash Flow

Net cash provided by operations was $12.5 million for the year ended December 31, 2012 compared to $37.8 million for the same period in 2011. The decrease was primarily attributable to increases in operating losses and loss from discontinued operations.

Net cash used in investing activities for the year ended December 31, 2012 was $3.0 million compared to $7.5 million for the same period in 2011. This decrease resulted from decreased purchases of property and equipment and acquisitions.

Net cash used in financing activities for the year ended December 31, 2012 was $16.1 million, compared to $41.5 million for the same period in 2011. The decrease is primarily due to reductions in the amounts to repay debt.

Net cash provided by operations was $37.6 million for the year ended December 31, 2011 compared to $42.6 million for the same period in 2010. The increase was primarily attributable to increases in restricted cash and reductions in deferred revenue offset by increases in accounts payable and accrued expenses.  The increased level in restricted cash is primarily attributable to processing reserve requirements and the reduced level in deferred revenue was due to declines in long term subscriptions.

Net cash used in investing activities for the year ended December 31, 2011 was $7.3 million compared to $1.3 million for the same period in 2010. This increase resulted from cash paid for an acquisition and increased purchases of property and equipment.

Net cash used in financing activities for the year ended December 31, 2011 was $41.5 million, compared to $29.4 million for the same period in 2010. The increase is primarily due to the proceeds of our initial public offering being used to redeem long term debt.

In March 2012, we entered into Supplemental Indentures with the Trustee under the New First Lien Notes due 2013 and  Cash Pay Second Lien Notes.  In the Supplemental Indentures, the Excess Cash Flow definition was amended to increase the Excess Cash Flow prepayment percentage to 85%, except that we may, in our sole discretion, forego applying an amount of up to 5% of Excess Cash Flow to the prepayment percentage provided we purchase an equivalent amount of notes in the open market prior to the due date of such Excess Cash Flow payment. Such principal repayments from Excess Cash Flow shall be paid in cash equal to 110% of the principal amount repaid, an increase from 102%.  We did not make required Excess Cash Flow payments in November 2012 and February 2013.

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

In March 2012, we entered into Supplemental Indentures with the Trustee under the New First Lien Notes and Cash Pay Second Lien Notes.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides that the Consolidated EBITDA minimum requirement (as defined in each indenture) be reset to provide that for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013. Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million. In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  Our EBITDA for the four quarters ended December 31, 2012 was $74.9 million and the EBITDA for the quarter ended December 31, 2012 was $22.5 million.

The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, as of the date of this filing, we did not comply with the minimum EBITDA requirement (as defined) of $95 million for the four consecutive fiscal quarters ended December 31, 2012.  Our EBITDA was calculated for such period to be $74.9 million.  In addition, for the fourth quarter of 2012, the Total Debt Ratio (as defined) of 7.2:1.0 was above the required maximum level of 5.7:1.0.  Further, during such period we did not comply with other debt ratios and from time to time, we did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Therefore, we are in default as of November 14, 2012 and the Non-Cash Pay Second Lien Notes are subject to the post-default interest rate of 15%.  For more information regarding the default, see Footnote K – "Long-Term Debt."  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined in the applicable indenture, as amended) until the New First Lien Notes are paid in full.  The Non-Cash Pay Second Lien Notes are classified as current liabilities in the accompanying balance sheet at December 31, 2012, due to the fact that these notes are in default and once the New First Lien Notes and Cash Pay Second Lien Notes come due on September 30, 2013, the Non-Cash Pay Second Lien Note can be accelerated.

Financing Activities

We are currently highly leveraged and our outstanding notes are secured by substantially all of our assets. Our note agreements and Indentures contain many restrictions and covenants, including financial covenants regarding EBITDA. We breached covenants in our Indentures, as disclosed in the risk factor,  entitled: “We are currently in default under our New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  Although we are operating under forbearance agreements with over 80% of the noteholders of the New First Lien Notes and 100% of the Cash Pay Second Lien Notes, if we do not reestablish compliance with certain financial covenants, ratios and tests by the earlier of May 4, 2013 or the occurrence of certain other circumstances, and otherwise remain in compliance with the Indentures governing our Notes, the holders of the New First Lien Notes and Cash Pay Second Lien Notes could accelerate this indebtedness and we may be unable to pay the total amount of indebtedness due or we may be unable to find alternative sources of financing to refinance our indebtedness on acceptable terms or at all.”  To the extent that our notes are not fully repaid, we will remain subject to such restrictions and covenants. Interest expense for the year ended December 31, 2012 totaled $89.2 million.

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

In March 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides, among other things, that the Consolidated EBITDA minimum requirement (as defined in each indenture) be reset.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, was payable on March 31, 2012.  For more information, see Note K to the Company’s Audited Financial Statements as of December 31, 2012 and 2011 and the years ended December 31, 2012, 2011 and 2010.

The Company did not make the Excess Cash Flow payments due in November 2012 and therefore, the New First Lien Notes and Cash Pay Second Lien Notes are in default as of November 5, 2012.  Post-default interest of 17.5% accrues commencing as of the default date.  On November 5, 2012, the Company has received forbearance agreements from over 80% of its senior lenders and all of its Cash Pay Second Lien lenders with respect to such defaults in exchange for a forbearance fee equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  The Company entered into an amendment to the forbearance agreement on February 4, 2012 with holders of approximately 94% of the New First Lien Notes and 100% of the Cash Pay Second Lien Notes extending the forbearance period from February 4, 2013 to May 6, 2013. The forbearance agreement remains in place until the earlier of May 6, 2013, a default other than for not making the Excess Cash Flow payment in November 2012 or February 2013, acceleration by the Trustee, or certain other circumstances.  The New First Lien Notes and Cash Pay Second Lien Notes are classified as current liabilities in the accompanying balance sheet at December 31, 2012.

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

We also determined that the Non-Cash Pay Second Lien Notes are substantially different than the non-convertible Subordinated Term Loan Notes for which they were exchanged based on the conversion feature in the new notes and, accordingly, the exchange was accounted for as an extinguishment of the Subordinated Term Loan Notes. We recorded a gain in 2010 on extinguishment of $3.0 million.

The indenture governing the Non-Cash Second Lien Notes has not been modified and as a result, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012.  The Company’s EBITDA was calculated for such periods to be $78.2 million, $69.0 million, $71.2 million and $74.9 million, respectively.  In addition, the Total Debt Ratio (as defined) for such periods of 6.3:1.0, 7.4:1.0, 7.1:1.0 and 7.2:1.0 was above the required maximum level of 6.1:1.0.  Further, during the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012, the Company violated certain other debt ratios.  In addition, from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.

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

Registration Rights

We agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes. On August 1, 2011, we filed a registration statement with the SEC relating to the exchange offer. In addition, we agreed to file under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. In October 2011, due to an interpretation of the SEC which did not allow an exchange offer for the above referenced notes, we withdrew the exchange offer. On October 18, 2011, we filed a registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. In the event that we fail to satisfy the registration and/or exchange requirements within prescribed time periods, the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5%. (See Note K— “Long Term Debt”).  The SEC declared the registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes effective on December 19, 2011.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2012:

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		($ in thousands)
Long-term Notes Payable, including current portion:
New First Lien Notes(1)	$212,988	$212,988	$—	$—	$—
Cash Pay Second Lien Notes(1)	9,622	9,622	—	—	—
Non-Cash Pay Second Lien Notes(1)	297,911	297,911	—	—	—
Sellers Agreements(2)	1,250	1,250	—	—	—
Operating Leases(3)	8,109	2,401	4,765	707	236
Other (4)	573	571	2	—	—
Total (5)	$530,453	$524,743	$4,767	$707	$236

(1)
We used the net cash proceeds from our initial public offering of our common stock to repay a portion of the New First Lien Notes and Cash Pay Second Lien Notes pro rata at a redemption price of 110%, plus accrued and unpaid interest. The New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013. The Non-Cash Pay Second Lien Notes mature on April 30, 2014, as current liabilities in the accompanying balance sheet at December 31, 2012, due to the fact that these notes are in default and once the New First Lien Notes and Cash Pay Second Lien Notes come due on September 30,2013, the Non-Cash Pay Second Lien Note can be accelerated.

(2)
Agreements with the former owners of Various was originally recorded in 2010 at a present value of $2.3 million using discount rate of 15%.  The Company did not make its required $1 million payment in 2012 or $250,000 payment in 2013.

(3)	Represents our minimum rental commitments for non-cancellable operating leases of office space.

(4)
Other commitments and obligations are comprised of contracts with software licensing, communications, computer hosting, and marketing service providers. These amounts totaled $0.6 million for less than one year. Contracts with other service providers are for 30 day terms or less.

(5)
Interest expense has been excluded from the Contractual Obligations table above. As of December 31, 2012, the Company had $213.0 million and $9.6 million of New First Lien Notes and Cash Pay Second Lien Notes, respectively, which would result in an annual cash interest expense obligation of $31.3 million before giving effect to required principal reductions from excess cash flow or default interest at 3.5%. No cash interest payments are payable in respect of Non-Cash Pay Second Lien Notes.

Off-Balance Sheet Transactions

As of December 31, 2012, we did not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk attributed to interest and foreign currency exchange rates.

Interest Rate Risk

We are not exposed to any interest rate fluctuations.

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange risk is due to our international operations.  As of December 31, 2012, we had a $41.8 million liability for VAT denominated in Euros and $2.0 million of restricted cash denominated in Euros and Pounds held by foreign credit card processors, which represent substantially all of our foreign currency exchange rate exposure.  In addition, we have foreign currency exposure related to the net assets and operations of JigoCity which we acquired in September 2011 however, such exposure has been ended with the discontinuance of such operations. In addition, revenues derived from international websites are paid in advance primarily with credit cards and are denominated in local currencies.  Substantially all such currencies are converted into U.S. dollars on the dates of the transactions at rates of exchange in effect on such dates and remitted to us and accordingly, is recorded based on the U.S. dollars received by us.  As a result, our foreign currency exchange risk exposure is not material and is limited to the amount of foreign exchange rate changes on any individual day on the portion of our net revenue received in other currencies.  Restricted cash held by foreign credit card processors and VAT liabilities denominated in foreign currencies are converted into U.S. dollars using current exchange rates in effect as of the balance sheet date.  Gains and losses resulting from transactions denominated in foreign currencies are recorded in the statement of operations.  The potential loss resulting from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates is approximately $4.1 million.  We do not utilize any currency hedging strategies.

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

We plan to timely satisfy all requirements of the Sarbanes-Oxley Act and NASDAQ applicable to us. We have taken, and will continue to take, actions designed to enhance our disclosure controls and procedures. We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees. We have also adopted a Code of Ethics for the Chairman and Chief Executive Officer and Senior Financial Officers. We established a confidential and anonymous reporting process for the receipt of concerns regarding questionable accounting, auditing or other business matters from our employees. We intend for our General Counsel to assist us in the continued enhancement of our disclosure controls and procedures. In addition, we intend to put additional personnel and systems in place which we expect will provide us the necessary resources to be able to timely file the required periodic reports with the SEC as a publicly traded company. We intend for our Chief Financial Officer, Controller and other financial personnel to lead our existing staff in the performance of the required accounting and reporting functions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The update also eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted.  We adopted this guidance effective January 1, 2012.

In September 2011, the FASB issued new authoritative accounting guidance which will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Although this guidance was effective January 1, 2012, we performed a quantitative goodwill impairment test for 2012.

In July 2012, the FASB issued authoritative guidance to simplify the assessment of testing the impairment of indefinite-lived intangible assets other than goodwill.  The guidance allows the Company to do an initial qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts prior to performing the quantitative indefinite-lived intangible asset impairment test.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted.  We do not believe the adoption of this guidance will have a material effect on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FriendFinder Networks Inc.

We have audited the accompanying consolidated balance sheets of FriendFinder Networks Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in redeemable preferred stock and stockholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule of valuation and qualifying accounts included in Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FriendFinder Networks Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note B to the financial statements, the Company’s New First Lien Notes and Cash Pay Second Lien Notes, absent a restructuring or refinancing, mature on September 30, 2013 and further are subject to maturity date acceleration by the lenders as a result of events of default upon the expiration or termination of forbearance agreements currently in place. In addition, the Company has failed to comply with certain covenants related to its Non-Cash Pay Second Lien Notes which mature on April 30, 2014.  Accordingly, all such debt has been classified as current liabilities as of December 31, 2012 and cannot be satisfied with available funds which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

April 1, 2013

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$16,839	$23,364
Restricted cash	10,064	11,177
Accounts receivable, less allowance for doubtful accounts of $1,284 and $1,155, respectively	12,323	8,939
Inventories	763	822
Prepaid expenses	3,436	5,645
Deferred tax asset	1,844	4,405
Total current assets	45,269	54,352
Film costs, net	3,627	4,105
Property and equipment, net	5,120	7,830
Goodwill	328,061	332,292
Domain names	56,614	56,093
Trademarks	5,643	6,613
Other intangible assets, net	330	16,920
Unamortized debt costs, net	6,179	11,754
Other assets	1,310	3,405
	$452,153	$493,364
LIABILITIES
Current liabilities:
Long-term debt in default, which matures on September 30, 2013 and April 30, 2014 and in 2011, current installment of long term debt, net of unamortized discount of $20,851 and $260, respectively	500,920	8,270
Accounts payable	5,040	11,324
Accrued expenses and other liabilities	62,227	68,930
Deferred revenue	34,741	42,299
Total current liabilities	602,928	130,823
Deferred tax liability	25,639	28,310
Long-term debt, net of unamortized discount of $34,170	—	462,515
Total liabilities	628,567	621,648
Commitments and contingencies (Notes Q and R)

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value — authorized 22,500,000 shares; issued and outstanding no shares in 2012 or 2011.
Common stock, $0.001 par value — authorized 125,000,000 shares in 2012 and 2011
Common stock voting — authorized 112,500,000 shares, issued and outstanding 32,572,761 shares in 2012 and 31,219,644 in 2011.	32	31
Series B common stock non-voting – authorized 12,500,000 shares, issued and outstanding no shares in 2012 or 2011.
Capital in excess of par value	134,759	133,734
Accumulated deficit	(311,205)	(261,764)
Accumulated other comprehensive loss	—	(285)
Total stockholders’ deficiency	(176,414)	(128,284)
	$452,153	$493,364

See notes to consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2012	2011	2010
Net revenue
Service	$295,241	$310,512	$324,211
Product	19,138	19,924	21,786
Total	314,379	330,436	345,997
Cost of revenue
Service	94,225	92,996	97,959
Product	14,717	15,067	12,531
Total	108,942	108,063	110,490
Gross profit	205,437	222,373	235,507
Operating expenses:
Product Development	15,070	16,885	12,834
Selling and marketing	31,324	30,444	37,258
General and administrative	85,927	87,347	79,855
Amortization of acquired intangibles and software	13,855	15,759	24,461
Depreciation and other amortization	3,160	3,998	4,704
Impairment of other intangible assets	970	2,600	4,660
Total operating expenses	150,306	157,033	163,772
Income from operations	55,131	65,340	71,735
Interest expense, net of interest income	(89,243)	(85,989)	(88,508)
Other finance expenses	(500)	—	(4,562)
Interest related to VAT liability not charged to customers	(1,660)	(1,808)	(2,293)
Net loss on extinguishment and modification of debt	—	(7,312)	(7,457)
Foreign exchange (loss) gain, including amounts related to VAT liability not charged to customers	(958)	(498)	610
Change in fair value of acquisition related contingent consideration	1,400	(920)	—
Gain on liability related to warrants	—	391	38
Other non-operating expenses, net	(59)	(3,530)	(13,202)
Loss from continuing operations before income tax benefit	(35,889)	(34,326)	(43,639)
Income tax benefit	(71)	(6,472)	(486)
Loss from continuing operations	(35,818)	(27,854)	(43,153)
Loss from discontinued operations	(13,623)	(3,289)	—
Net loss	$(49,441)	$(31,143)	$(43,153)
Net loss per common share – basic and diluted:
Continuing operations	(1.14)	(1.15)	(3.14)
Discontinued operations	(0.43)	(0.13)	—
Net loss	$(1.57)	$(1.28)	$(3.14)
Weighted average shares outstanding — basic and diluted	31,560	24,249	13,735

See notes to consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS)

	Twelve Months Ended December 31,
	2012	2011

Net Loss	$(49,441)	$(31,143)
Other comprehensive loss:
Foreign currency translation adjustment	(51)	(285)
Reclassification of foreign currency translation adjustment related to sale of JigoCity operations	336	−
Comprehensive loss	$(49,156)	$(31,428)

See notes to consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(IN THOUSANDS, EXCEPT SHARE DATA)

	Redeemable Preferred Stock				Stockholders’ Deficiency
	Series A Convertible		Series B Convertible		Preferred Stock				Common Stock
					Series A Convertible		Series B Convertible		Voting		Series B Non-Voting
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Loss	Total
Balance at January 1, 2010	1,766,703	21,000	8,444,853	5,000	0			0	6,517,746	6	1,839,825	2	55,818	(187,468)		(131,642)
Transfer of preferred stock from temporary equity to stockholders’ deficiency	(1,766,703)	(21,000)	(8,444,853)	(5,000)	1,766,703	2	8,444,853	8					25,990			26,000
Other													(985)			(985)
Net loss														(43,153)		(43,153)
Balance at December 31, 2010	0	$0	0	$0	1,766,703	$2	8,444,853	$8	6,517,746	$6	1,839,825	$2	$80,823	$(230,621)		$(149,780)
Conversion of Series A convertible preferred stock into common stock at ratio of 1:13 to 1:00					(1,766,703)	(2)			2,000,452	2
Conversion of Series B convertible preferred stock into common stock							(8,444,853)	(8)	8,444,853	8
Exchange of Series B common stock into common stock									1,839,825	2	(1,839,825)	(2)
Exercise of common stock purchase warrants									5,560,672	6			(6)
Issuance of common stock in initial public offering									5,000,000	5			49,995			50,000

Costs related to initial public offering													(19,992)			(19,992)
Beneficial conversion feature on Non-Cash Pay Second Lien Notes recorded in connection with initial public offering net of $5.7 million of related deferred taxes													8,490			8,490
Reclassification of warrant liability due to exercise of stock warrants									174,246				3,168			3,168
Stock based compensation													3,737			3,737
Common stock issued in acquisition of PerfectMatch.com									126,295				500			500
Common stock and warrants issued in acquisition of JigoCity									1,555,555	2			7,019			7,021
Net Loss														(31,143)		(31,143)
Foreign currency translation adjustment															(285)	(285)
Balance at December 31, 2011	0	$0	0	$0	0	$0	0	$0	31,219,644	$31	0	$0	$133,734	$(261,764)	$(285)	$(128,284)
Exercise of warrants									285,617
Issuance of restricted and non-restricted common shares pursuant to restricted stock compensation plans									1,067,500	1			(1)
Stock based compensation													1,043			1,043
Foreign currency translation adjustment															(51)	(51)
Reclassification to discontinued operations in connection with sale of JigoCity															336	336
Cancellation of warrants in connection with the sale of JigoCity													(17)			(17)
Net Loss														(49,441)		(49,441)
Balance at December 31, 2012	0	$0	0	$0	0	$0	0	$0	32,572,761	$32	0	$0	$134,759	$(311,205)	$0	$(176,414)

See notes to consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(49,441)	$(31,143)	$(43,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	13,623	3,289	—
Deferred income tax benefit	(108)	(6,508)	(1,278)
Impairment of intangibles	970	2,600	4,660
Net loss on extinguishment and modification of debt	—	7,312	7,457
Amortization of acquired intangibles and software	13,854	15,759	24,461
Depreciation and other amortization	3,160	3,998	4,704
Amortization of film costs	2,793	3,493	3,763
Non-cash interest, including amortization of discount	46,961	55,744	45,148
Provision for doubtful accounts	660	176	839
Change in fair value of acquisition related contingent consideration	(1,400)	920	—
Gain on warrant liability	—	(391)	(38)
Stock based compensation expense	1,043	3,737	—
Other	1,010	612	502
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	983	(3,661)	(1,090)
Accounts receivable	(4,044)	771	1,417
Inventories	59	206	311
Prepaid expenses	112	986	3,446
Film costs	(2,315)	(3,286)	(3,549)
Deferred debt costs	(2,312)	—	(4,265)
Deferred offering costs	—	—	(4,217)
Other assets	802	362	1,169
Accounts payable	(3,940)	(982)	(3,132)
Accrued expenses and other liabilities	4,809	(7,389)	3,230
Deferred revenue	(7,558)	(6,003)	2,255
Net cash provided by continuing operations	19,721	40,602	42,640
Net cash used in discontinued operations	(7,175)	(2,815)	—
Net cash provided by operating activities	12,546	37,787	42,640
Cash flows from investing activities:
Cash received from escrow in connection with acquisition		—	2,679
Purchases of property and equipment	(2,468)	(5,457)	(3,530)
Cash paid for acquisition	—	(2,030)	—
Other	(521)	(53)	(399)
Net cash used in investing activities	(2,989)	(7,540)	(1,250)
Cash flows from financing activities:
Gross proceeds from sale of common stock in initial public offering	—	50,000	—
Payment of underwriter discount and other offering costs in connection with initial public offering	—	(6,724)	—
Issuance of New First and Second Lien Notes	—	—	89,572
Debt issuance costs	—	296	(5,834)
Repayment of long-term debt	(16,082)	(41,546)	(25,921)
Redemption of long-term debt	—	(43,495)	(86,237)
Other	—	—	(985)
Net cash used in financing activities	(16,082)	(41,469)	(29,405)
Effect of exchange rate changes on cash	—	1	—
Net (decrease) increase in cash	(6,525)	(11,221)	11,985
Cash at beginning of period	23,364	34,585	22,600
Cash at end of period	$16,839	$23,364	$34,585

See notes to consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$40,256	$29,498	$43,541
Income taxes	—	$30	—
Non-cash investing and financing activities:	—	—	—
Recording of beneficial conversion feature on Non-Cash Pay Second Lien Notes in connection with initial public offering, net of $5,660 of related deferred taxes	—	$8,490	—
Deferred offering costs written off to capital in excess of par	—	$13,267	—
Conversion of Series A and B convertible preferred stock and series B common stock to common stock	—	$12	—
Common stock issued as partial consideration in acquisition of PerfectMatch.com	—	$500	—
Common stock and warrants issued and contingent consideration liability incurred as consideration for acquisition of JigoCity	—	$7,500	—
Exchange of New First Lien Notes for outstanding First ($126,124) and Second ($48,275) Lien Notes	—	—	$174,399
Issuance of New First Lien Notes for commitment fees	—	—	$13,146
Exchange of New First Lien Notes and Cash Pay Second Lien Notes for Senior Secured Notes	—	—	$28,053
Exchange of Non-Cash Pay Second Lien Notes for $161,560 of Subordinated Convertible Notes plus $3,514 of accrued interest	—	—	$165,074
Exchange of Non-Cash Pay Second Lien Notes for $42,811 of Subordinated Term Notes plus $5,949 of accrued interest	—	—	$45,726
Cancellation of warrants issued in acquisition of JigoCity	$17	—	—

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

Note B — Basis of Presentation

On October 27, 2010, the Company completed a debt restructuring which consolidated substantially all of its debt into three tranches with maturities on September 30, 2013 and April 30, 2014.  As described in Note K (f), in March 2012, the indentures governing the New First Lien Notes and Cash-Pay Second Lien Notes were modified to, among other changes, amend the Excess Cash Flow calculation to provide for 85% of Excess Cash Flow (as defined) be applied quarterly as a prepayment against the notes at 110% of principal and state that certain covenant violations under the Non-Cash Pay Second Lien Notes would not cause a default under the New First Lien Notes or the Cash Pay Second Lien Notes.  The Company did not make Excess Cash Flow payments due on November 5, 2012 and February 4, 2013 applicable to the quarters ended September 30, 2012 and December 31, 2012, respectively, which constituted events of default under the New First Lien Notes and Cash Pay Second Lien Notes.  The Company has received forbearance agreements from over 80% of its senior lenders and all of its Cash Pay Second Lien lenders with respect to such events of default, which as amended on February 4, 2013, remain in place until May 6, 2013 or earlier under certain circumstances.

Commencing on March 31, 2012 and for each quarter end thereafter, the Company was not in compliance with certain covenants contained in the indenture governing the Non-Cash Pay Second Lien Notes. The Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived compliance with these covenants for the periods ended March 31 and June 30, 2012 but did not waive compliance as of September 30 or December 31, 2012.  However, neither the Trustee of the Non-Cash Pay Second Lien indenture nor the holders of the Non-Cash Pay Second Lien Notes may accelerate such Notes or take any other enforcement action until the New First Lien Notes are paid in full.    As the Non-Cash Pay Second Lien Notes are in default at December 31, 2012 and the New First Lien Notes and Cash Pay Second Lien Notes mature no later than September 30, 2013, the Non-Cash Pay Second Lien Notes can be accelerated thereafter assuming repayment upon maturity and, accordingly, have been classified as a current liability in the accompanying 2012 consolidated balance sheet.

As described above, the New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013 or may be subject to accelerated maturity prior thereto upon the expiration or termination of the forbearance agreements currently in place.  In addition, events of default have occurred under the Non-Cash Pay Second Lien Notes and, accordingly, such notes are also subject to accelerated maturity upon repayment of the New First Lien Notes.  All such debt is classified as current liabilities in the accompanying consolidated balance sheet at December 31, 2012 and cannot be satisfied by available funds which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome this uncertainty.

Management is attempting to restructure or refinance the Company’s debt prior to maturity.  Based on cash provided from operating activities (after interest payments on debt) during the past several years, a substantial percentage of which has been used to make principal payments on debt and its forecasts of future operating cash flow, the Company anticipates that it will be able to either restructure or refinance the notes; however there is no assurance that the Company will be able to accomplish such transactions on acceptable terms, or at all.  Continuation of the Company as a going concern will be dependent on achieving a successful refinancing or restructuring of its notes.

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

4.        Cash and cash equivalents:

Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less when purchased. As of December 31, 2012 and 2011, there were no cash equivalents.

5.        Restricted cash:

The credit card processors used by Various regularly withhold deposits and maintain balances which are recorded as restricted cash.

6.        Accounts receivable:

Accounts receivable is principally comprised of credit card payments owed to Various for membership fees, which are pending collection from the credit card processors. An allowance for doubtful accounts is estimated based on past experience. In addition, an estimated liability is recorded by Various based on historical trends of chargeback levels from credit card processing banks and credits from customers for disputed charges. The chargeback and credit liability as of December 31, 2012 and 2011, which is included in accrued expenses and other liabilities, was approximately $872,000 and $785,000, respectively. Chargebacks and credits charged to revenue for the years ended December 31, 2012, 2011 and 2010 were approximately $20,076,000, $19,094,000 and $21,872,000, respectively.

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

12.      Deferred debt costs:

Debt issuance costs and waiver, amendment and commitment fees paid to debt holders are deferred and amortized by the effective interest method over the remaining term of the related debt instrument. Approximately $13.3 million of such costs and fees were written off when the Company completed a debt restructuring in 2010 of which $8.6 million was included in loss on extinguishment of debt and $4.6 million was classified as other finance expenses (see Note K). Approximately $3.4 million of such costs and fees were written off in May 2011 when the Company completed its IPO and redeemed $39,541,000 principal of long-term notes. Accumulated amortization amounted to approximately $16.2 million and $17.0 million at December 31, 2012 and 2011, respectively.

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

Revenues from subscription fees are recognized ratably over the subscription period, including anticipated free promotional periods for which no additional amounts are charged, beginning when there is persuasive evidence of an arrangement, delivery has occurred (access has been granted) and the fees are fixed and determinable. Collection is reasonably assured as subscribers pay in advance, primarily by using a credit card and all purchases are final and nonrefundable. Free promotional periods are earned based on the level of a subscribers monthly activity, are dependent on the length and level of the subscription, and range from one to six months. Fees collected in advance are deferred and recognized as revenue using the straight-line method over the term of the subscription, which ranges from one to eighteen months.

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

Note C — Summary of Significant Accounting Policies (Continued)

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

Cost of product revenue includes the costs of printing and distributing of magazines and amortization of production costs of videos containing adult entertainment content. Shipping and handling costs are also included and amounted to approximately $1,652,000, $1,826,000 and $2,105,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

16.      Product development:

Costs related to the planning and post-implementation stages of the Company’s website development efforts are recorded as product development expense. Direct costs incurred in the product development stage are capitalized and amortized over the website’s estimated useful life of three years as charges to cost of service revenue.

17.      Advertising:

Advertising costs are expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, the Company incurred advertising costs, included in selling and marketing expense, amounting to approximately $25,737,000, $22,530,000 and $32,301,000, respectively. Costs consist principally of payments to internet search engines for key words searches to generate traffic to the Company’s websites.

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

 Note C — Summary of Significant Accounting Policies (Continued)

20.      Income taxes:

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are recorded for net operating loss carry forwards and for the difference between the tax bases of assets and liabilities and their respective financial reporting amounts at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods.

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

JigoCity was acquired in 2011 and sold in 2012 (see Note I).  Operations of JigoCity’s foreign subsidiaries were conducted in local currencies which represented their functional currencies.  Balance sheet accounts of such subsidiaries were translated from foreign currencies into U.S. dollars at the exchange rate in effect at each balance sheet date and income statement accounts were translated at the average rate of exchange prevailing during the period.  Translation adjustments resulting from this process, were included in accumulated other comprehensive loss on the consolidated balance sheet and reclassified to operations upon sale of JigoCity.

23.      Concentration of credit risk:

The Company’s cash and accounts receivable are potentially subject to concentrations of credit risk. Cash is placed with financial institutions that management believes are of high credit quality. The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. At December 31, 2012 and 2011, accounts receivable balances are due principally from credit card processors and are settled upon processing of credit card transactions. As of December 31, 2012, two credit card processors each accounted for approximately 16.0% of accounts receivable and, as of December 31, 2011, one credit card processor accounted for 14% of accounts receivable. At December 31, 2012 and 2011, no other credit card processors accounted for more than 10% of the accounts receivable. During the years ended December 31, 2012, 2011 and 2010, no customer accounted for more than 10% of net revenue.

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

The carrying amounts of receivables and payables approximate their fair values due to the short-term nature of these financial instruments.   As of December 30, 2012, the carrying value of long-term debt was $500.9 million compared to its estimated fair value of $240.9 million. As of December 31, 2011, the carrying value of long-term debt was $470.9 million compared to its estimated fair value of $380.8 million.  The fair value of First Lien Notes of $184.2 million (2012) and $209 million (2011) is based on quoted market prices (level 2), the fair value of the Cash-Pay Second Lien Notes of $1.8 million (2012) is based on third party pricing information (level 2) and $7.3 million (2011) is based on a discount to the quoted price of the New First Lien Notes (level 3) and the fair value of Non-Cash Pay Second Lien Notes of $54.9 million (2012) and $164.5 million (2011) for which trading is inactive is based on third party pricing information (level 2).

Note C — Summary of Significant Accounting Policies (Continued)

25.      Per share data:

Basic and diluted net loss per common share is based on the weighted average number of shares of outstanding common stock and Series B common stock including shares underlying common stock purchase warrants which are exercisable at the nominal price of $0.0002 per share. Convertible participating securities are included in the computation of basic earnings per share using the two-class method. Inasmuch as the Series B common stock participated in any dividends and shared in the net loss on a pro rata basis with the common stock based on the total number of common shares outstanding, the net loss per common share, basic and diluted, as presented in the Company’s statements of operations is consistent with the two-class method. Weighted average shares outstanding — basic and diluted are comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Common stock	31,531	21,330	6,518
Series B common stock	−	710	1,840
Common stock purchase warrants	29	2,209	5,377
	31,560	24,249	13,735

In computing diluted loss per share, no effect has been given to the common shares issuable at the end of the period upon conversion or exercise of the following anti-dilutive securities that could potentially dilute basic earnings per share in future periods (in thousands):

	Year Ended December 31,
	2012	2011	2010
Series A Convertible Preferred Stock	—	—	2,000
Series B Convertible Preferred Stock	—	—	8,445
Warrants	2,325	6,437	502
Convertible Non Cash Pay Second Lien Notes	8,311	8,311	—
Non-vested shares	936	—	—
Employee Stock Options	1,134	590	—
Total common shares issuable	12,706	15,338	10,947

The Series A and Series B preferred stock were convertible participating securities which were converted into common stock in 2011; however, as there was no contractual obligation for the holders of such shares to share in the losses of the Company, the preferred shares were not included in the computation of basic and diluted net loss per share (see Note M).

For the year ended December 31, 2012 and 2011, the above table of anti-dilutive securities includes 2,325,000 and 6,436,851 warrants exercisable into shares of common stock granted in connection  with the acquisition of JigoCity in 2011 (see Note M).  In addition, the 2012 and 2011 table each include 8,310,763 shares of common stock issuable on conversion of Non-Cash Pay Second Lien Notes, and 1,134,000 and 590,000 shares of common stock underlying outstanding stock options granted under the 2008 Stock Option Plan, as such notes became convertible and the stock options were considered granted for accounting purposes with consummation of the IPO in May 2011.  For the year ended December 30, 2010, no shares are included in the above table with respect to the conversion of Non-Cash Pay Second Lien Notes and the Subordinated Convertible Notes, as the number of common shares into which the notes are convertible was based upon an IPO price which was not determinable on that date.  In addition, no shares are included in the above table with respect to agreements to grant options to acquire 551,750 shares of common stock outstanding at December 30, 2010, respectively, under the 2008 Stock Option Plan as, for accounting purposes, the grant date occurred upon consummation of the IPO in 2011.

Note C — Summary of Significant Accounting Policies (Continued)

26.      New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“the FASB”) issued authoritative guidance that amends the presentation of comprehensive income in the financial statements by requiring an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The update also eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011, with early adoption permitted.  The Company adopted this guidance effective January 1, 2012 by presenting a separate statement of comprehensive loss.

In September 2011, the FASB issued new authoritative accounting guidance which will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Although this guidance is effective January 1, 2012, the Company performed a quantitative goodwill impairment test in 2012.

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

Note D — Inventory

The components of inventory were as follows (in thousands):
	December 31,
	2012	2011
Paper and printing costs	$665	$723
Editorials and pictorials	98	99
	$763	$822

Note E — Film Costs

Film costs activity consists of the following (in thousands):
	Year Ended December 31,
	2012	2011	2010
Opening balance	$4,105	$4,312	$4,526
Content produced	2,315	3,286	3,549
Amortization	(2,793)	(3,493)	(3,763)
Ending balance	$3,627	$4,105	$4,312

Substantially all of the capitalized film costs at December 31, 2012, 2011 and 2010 represent completed and released content. Management estimates that amortization charges for the completed and released content, as of December 31, 2012, will be $2,073,000, $1,233,000 and $321,000 for the years ending December 31, 2013, 2014, and 2015, respectively.

Note F — Property and Equipment

Property and equipment consists of the following (in thousands):
	December 31,
	2012	2011
Property and equipment:
Leasehold improvements	$1,877	$1,191
Computer hardware and software	28,012	44,840
	29,889	46,031
Less accumulated depreciation and amortization	24,769	38,201
	$5,120	$7,830

Depreciation and amortization expense amounted to approximately $3,160,000, $3,998,000 and $10,113,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Computer hardware and software includes $17.3 million of software obtained in the Various acquisition.  Amortization expense of the acquired software, which was fully amortized in 2010 and written-off against accumulated amortization in 2012 amounted to $5,379,000 for the year ended December 31, 2010 and is included in amortization of acquired intangibles and software in the accompanying statements of operations.

Note G — Goodwill

Changes in the carrying amount of goodwill, all of which relates to the Internet segment, for the years ended December 31, 2011 and 2012 are as follows (in thousands):

Balance as of December 31, 2010	$326,540
Acquisition of Perfectmatch.com	1,521
Acquisition of JigoCity	4,290
Reduction due to foreign currency translation adjustments	(59)
Balance as of December 31, 2011	332,292
Sale of JigoCity	(4,231)
Balance as of December 31, 2012	$328,061

Impairment of goodwill is required to be tested at least annually. Impairment is tested by comparing the fair values of the applicable reporting units with the carrying amount of their net assets, including goodwill. The fair value of each reporting unit was determined at December 31, 2012, 2011 and 2010 by weighting a combination of the present value of the Company’s discounted anticipated future operating cash flows and values based on market multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable companies.  If the carrying amount of the reporting unit’s net assets exceeds the unit’s fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination with the fair value of the reporting unit deemed to be the purchase price paid.  No impairments were indicated as a result of the annual impairment tests referred to above.

Note H — Intangible Assets

Other intangible assets consist of the following (in thousands):
	December 31,
	2012		2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Estimated Useful Lives (Years)
Amortizable intangible assets:
Customer lists and subscriber relationships	$23,996	$23,895	$25,482	$23,914	2	–	4
Service contracts	72,800	72,800	73,095	59,342	3	–	5
Studio contracts	3,300	3,300	3,300	3,300		4
Other	450	221	4,674	3,075		3
	$100,546	$100,216	$106,551	$89,631

Note H — Intangible Assets (continued)

For the years ended December 31, 2012, 2011, and 2010, aggregate amortization expense amounted to $13,855,000, $15,759,000 and $19,082,000, respectively and is included in amortization of acquired intangibles and software in the accompanying statement of operations. Estimated future amortization expense is as follows: $250,000 (2013), and $80,000 (2014).

Trademarks relate to publishing, licensing and studio operations which are included in the Entertainment segment. The Company recognized a trademark impairment loss of $970,000, $2,600,000 and $4,660,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Such loss resulted due to the estimated fair value of the trademarks being less than their carrying value. The fair value of trademarks related to publishing is estimated based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The fair value of trademarks related to licensing is based on an income approach using the present value of discounted anticipated operating cash flows. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. The impairment of trademarks mainly resulted from declines in projected operating results and cash flows related to publishing and licensing.

Note I — Acquisitions and Dispositions

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

On September 7, 2011, pursuant to a merger agreement, a newly-formed wholly-owned indirect subsidiary of Various acquired the assets and assumed the liabilities of BDM Global Ventures Limited (“BDM”), a British Virgin Islands ("BVI") limited company formed in July 2010, which, through wholly-owned BVI limited companies and their foreign subsidiaries, owns and operates JigoCity, a global social commerce organization.  BDM and its subsidiaries are hereafter referred to as JigoCity.  As consideration for JigoCity, FriendFinder issued to the shareholders of JigoCity 1,555,555 shares of FriendFinder's common stock and warrants exercisable for 6,436,851 shares of FriendFinder's common stock.  The warrants, which expire on December 31, 2021, have exercise prices ranging from $5.00 to $18.00 per share of which warrants to acquire approximately 2 million shares have exercise prices between $5.00 and $10.00 per share and warrants to acquire approximately 4.4 million shares have exercise prices between $11.00 and $18.00 per share.  Of the merger consideration, 500,000 shares of FriendFinder common stock were held in escrow until December 31, 2012, subject to release on a quarterly basis, to satisfy any potential indemnification claims under the merger agreement.  All such stock has been released.

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
$7,500,000

Note I — Acquisitions and Dispositions (continued)

The estimated fair value for the 1,555,555 shares of FriendFinder’s common stock issued to JigoCity shareholders was based on $2.87 per share, representing the closing price of the common stock on the NASDAQ Global Market on the date of the acquisition.

The estimated fair value of the warrants to acquire 6,436,851 shares of FriendFinder’s common stock issued to JigoCity shareholders was determined based on the Black-Scholes option pricing model using the following valuation inputs:  (a) market price of $2.87 per share, which was the closing price of FriendFinder’s common stock on the acquisition date, (b) exercise prices of the warrants ranging from $5.00 to $18.00 per share, (c) contractual term of the warrants of approximately 10 years (d) risk-free interest rate of 2.05% (e) expected volatility of 35% and (f) no dividend yield.  Based on the length of time FriendFinder’s shares have been traded, volatility was based on the average of historical and implied volatilities for a period comparable to the contractual term of the warrants of certain individual entities considered to be similar to FriendFinder.  The risk-free interest rate is based on yields on U.S. government securities with a maturity which approximates the contractual term of the warrants.

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.  The liability was measured as the present value of the put option determined based on estimated future trading prices of FriendFinder's common stock between September 7, 2011 and June 30, 2014 and on the estimated future equity value of JigoCity during such period calculated on multiple scenarios using a Monte Carlo simulation methodology.  The fair value measurement of the acquisition-related contingent consideration is based on unobservable inputs that are supported by little or no market activity and reflect FriendFinder’s own assumptions.  Key assumptions include expected volatility in both the value of JigoCity and in FriendFinder’s common stock during the above period.  Changes in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings until the liability is eliminated or settled.  Such change through December 31, 2011 amounted to a $920,000 increase in the liability.

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

The operating results of JigoCity are included in the accompanying consolidated statement of operations from the date of acquisition as discontinued operations as discussed below.

During the first quarter of 2012, the Company took steps to streamline its operations and, in connection therewith, closed JigoCity operations located in China, Singapore, Hong Kong, Malaysia and Australia.  In the second quarter of 2012, the Company decided to either sell or discontinue its one remaining JigoCity operation in Taiwan and on August 1, 2012, FriendFinder sold all of the shares of its wholly owned subsidiary, JGC Holdings Limited ("JGC"), a British Virgin Islands Business Company that owns the operations of JigoCity to JGC Acquisition LLC (the "Purchaser"), an entity controlled by Anthony R. Bobulinski, the former owner of JigoCity. FriendFinder sold the shares for cash consideration in the amount of $1.00 and cancellation of warrants exercisable into 4,111,400 shares of common stock of the Company with exercise prices ranging from $7.00-$18.00 per share originally issued when the Company acquired the operations of JigoCity.  Such warrants were valued at approximately $17,000 at date of sale using a Black Scholes option pricing model and the following assumptions:  price of the Company’s stock of $0.85; dividend yield of 0%; expected volatility of 30%; a risk-free interest rate of 1.67% and remaining term of 9.5 years.  Additionally, FriendFinder agreed to reimburse Purchaser up to an aggregate amount of $2.16 million for legitimate business expenses of the Purchaser or JGC for the time period from July 2012 through June 2013. The Purchaser has agreed to indemnify and hold harmless FriendFinder and its affiliates in certain circumstances. As part of the sale transaction, the equity put agreement entered in connection with FriendFinder's acquisition of JigoCity was terminated.  As a result thereof, the $1,400,000 carrying value of the liability related to contingent consideration (included in accrued expenses and other liabilities in 2011) was recognized as income in 2012.

Note I — Acquisitions and Dispositions (continued)

The Company incurred a loss of approximately $9.3 million on the sale including the $2.1 million of post-closing liabilities for which FriendFinder is obligated and a $336,000 cumulative translation loss which was reclassified from accumulated other comprehensive loss, which is recorded as discontinued operations.  The results of operations of the JigoCity locations were classified as discontinued operations in the accompanying 2012 consolidated statement of operations resulting in a loss of approximately $13.6 million, including the loss on sale of $9.3 million which also includes a write-off of goodwill of $4.2 million and other assets, including intangibles, of $2.4 million attributable to such locations.  In addition, JigoCity operations in 2011 which resulted in a loss of $3,289,000 from the date of acquisition, are reclassified as discontinued operations.  Revenues of JigoCity amounted to $228,000 in 2012 and $900,000 in 2011.

Note J — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):
	December 31,
	2012	2011
Accrued liability related to VAT	$41,769	$41,011
Chargeback reserve	872	785
Compensation and benefits	3,058	1,785
Accrued marketing	1,287	1,406
Legal and related expenses	449	475
Accrued interest	1,212	8,354
Accrued commissions to third party websites	5,749	4,067
Accrued loss related to claim in arbitration (see Note Q (a))	−	2,000
Acquisition related contingent consideration	−	1,400
Other	7,831	7,647
	$62,227	$68,930

Effective July 1, 2003, as a result of a change in the law in the European Union, Various was required to collect VAT from customers in connection with their use of internet services in the European Union provided by Various and remit the VAT to the taxing authorities in the various European Union countries. As Various did not separately charge its customers for, or remit, the VAT, a liability has been recorded at the date of acquisition to reflect the estimated VAT which should have been collected and remitted on Various’ revenue derived from the various European Union countries since July 1, 2003 or other local implementation date. In addition, a liability has been recorded at the date of acquisition for interest and penalties related to the unremitted VAT and failure to file tax returns. Effective July 2008, the Company registered with the European Union and on July 29, 2008 began separately charging VAT to its customers. The aggregate liability included in accrued expenses and other liabilities, which is denominated in Euros, amounted to $41,769,000 and $41,011,000 at December 31, 2012 and 2011, respectively, and includes VAT ($21,840,000) and $20,294,000), interest ($11,927,000 and $12,696,000) and penalties ($8,002,000 and $8,020,000). The consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively, include foreign currency transaction (loss) gain of $(466,000), $516,000 and $610,000 related to the liability, and interest related to VAT of $1,660,000, $1,808,000 and $2,293,000.

As of December 31, 2012, the Company has reached settlement with the taxing authority of certain European Union countries related to VAT for periods prior to July 1, 2008 and has not yet reached settlement or has reached partial settlement, with the taxing authority in the following European Union countries: Cyprus, Germany, Italy, Luxembourg, Netherlands, Portugal, and Sweden.  The liability as of December 31, 2012, includes $16,984,000 for which settlements of $6,353,000 were reached with certain countries, and $2,804,000 in VAT liability related to current VAT charged to customers. Settlements have not been reached for the $21,981,000 balance of the VAT liability.

On October 8, 2009, the Company further agreed that if the costs of eliminating the pre-acquisition VAT liabilities are less than $29 million, then the principal of the Subordinated Convertible Notes issued to the former owners of Various would be increased for the unused portion of the $29 million plus interest on such difference. Gain on settlement of VAT liabilities will be recognized upon the Company satisfying the conditions of the settlement and to the extent the aggregate carrying amount of settled VAT liabilities exceeds the agreed settlement amounts and the then potential maximum increase in the principal of the Subordinated Convertible Notes. As disclosed in Note K in October 2010, the Convertible Subordinated Notes were exchanged for Non-Cash Pay Second Lien Notes and in connection therewith, the Company agreed that the principal increase would apply to the Non-Cash Pay Second Lien Notes.

Note J — Accrued Expenses and Other Liabilities (continued)

Various had been previously notified that the German tax authorities and the Office of the District Attorney in Bonn had been investigating Various’ former Chief Executive Officer for alleged intentional evasion of VAT on revenue collected from customers located in Germany commencing in 2003. On April 18, 2008, a court in Germany granted authorities a search and seizure order that allowed them to seize documents from Various’ office located in Germany in order to determine the amount of revenue subject to VAT. The German tax authority has attempted unsuccessfully to freeze assets in bank accounts maintained by subsidiaries of Various in Germany, but did freeze assets in the amount of €610,343, held by Various’ credit card processor located in the Netherlands to secure the VAT estimated by the revenue tax authorities to be due from Various from revenue from internet websites in Germany. At December 31, 2012 and 2011, the frozen Euros are included in restricted cash in the approximate amount of $805,000 and $790,000, respectively.

Note K — Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2012		December 31, 2011
	Principal	Unamortized Discount	Principal	Unamortized Discount
Debt issued by FriendFinder and INI on October 27, 2010 (a)
14% New First Lien Notes due 2013 (b)(e)(f)	$212,988	$2,408	$228,375	$5,602
14% Cash Pay Second Lien Notes due 2013 (c)(e)(f)	9,622	59	10,317	138
11.5% Non-Cash Pay Second Lien Notes, due 2014 (d)(e)(f)	297,911	18,375	265,273	28,519
Other (g)	1,250	9	1,250	171
	$521,771	$20,851	$505,215	$34,430
Less: unamortized discount	(20,851)		(34,430)
Less: long-term debt maturing in the following twelve months and/or in default, net of unamortized discount of $20,851 and $260, respectively	(500,920)		(8,270)
	$-		$462,515

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

Note K — Long-Term Debt (continued)

The Company has determined that the New First Lien Notes and Cash Pay Second Lien Notes are substantially different than the outstanding $28,053,000 principal amount of Senior Secured Notes for which they were exchanged based on the more than 10% difference in present values of cash flows of the respective debt instruments and, accordingly, the exchanges are accounted for as an extinguishment of the Senior Secured Notes. The Company recorded a net pre-tax loss on debt extinguishment of $10.5 million related to such exchanged Senior Secured Notes and to the Senior Secured Notes and First Lien Notes and Second Lien Notes redeemed for cash. The loss is based on the excess of the fair value of the new notes issued, which was determined to be their issue price of $28,053,000 and cash paid on redemption over the carrying amountsof the extinguished notes. In addition, the loss includes the writeoff of unamortized costs and fees aggregating $8,646,000 related to the notes which were extinguished.

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

(b)
The New First Lien Notes, approximately $71.8 million principal amount of which are held by a more than 10% stockholder at December 31, 2012, were issued with an original issue discount of $6.1 million, or 2.0%.  The notes mature on September 30, 2013 and accrue interest at a rate per annum equal to 14.0%.  Interest on the notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.  Principal on the New First Lien Notes was payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal, subject to the pro-rata sharing with the Cash Pay Second Lien Notes.  In March 2012, the Excess Cash Flow percentage and the percentage of principal repaid was increased to 85% and 110%, respectively. The New First Lien Notes are guaranteed by domestic subsidiaries of FriendFinder and INI and are collateralized by a first- priority lien on all of the Company’s assets as well as a pledge of stock of subsidiaries.  The New First Lien Notes are redeemable prior to maturity at the option of the Company, in whole but not in part, at 110% of principal, plus accrued and unpaid interest.  Note holders have the option of requiring the Company to repay the New First Lien Notes and Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal.  The Company shall also repay the New First Lien Notes and, in certain circumstances, the Cash Pay Second Lien Notes, with proceeds received from any debt or equity financing (including a secondary offering) and asset sales of more than $25 million at 110% of principal, and with proceeds from other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions. On May 19, 2011, the Company redeemed $37,832,000 principal amount of New First Lien notes and $1,709,000 principal amount of Cash Pay Second Lien notes from the net proceeds of the IPO and incurred a loss on extinguishment of debt of approximately $7.3 million consisting of a redemption premium of $3.9 million and write-off of discount and deferred offering costs of $3.4 million.

See (f) below.

(c)
The Cash Pay Second Lien Notes, all of which were issued to entities controlled by stockholders who are also directors of the Company, were issued with an original issue discount of $276,000, or 2%, mature on September 30, 2013 and have identical terms to those of the New First Lien Notes, except as to matters regarding collateral, subordination, enforcement and voting. The Cash Pay Second Lien Notes are collateralized by a fully subordinated second lien on substantially all of the assets of the Company, pari passu with the Non-Cash Pay Second Lien Notes, and will vote with the New First Lien Notes on a dollar for dollar basis on all matters except for matters relating to collateral, liens and enforcement of rights and remedies. As to such matters, the Cash Pay Second Lien Notes will vote with the Non-Cash Pay Second Lien Notes.

See (f) below.

(d)
The Non-Cash Pay Second Lien Notes, of which approximately $223.0 million principal amount are held by a more than 10% stockholder at December 31, 2012, mature on April 30, 2014 and bear interest at 11.5%, payable semi-annually on June 30 and December 31, which may be paid in additional notes at the Company’s option. While the New First Lien Notes are in place, interest must be paid with additional notes. During 2011 and 2012, interest amounting to $28,063,000 and $32,638,000, respectively was paid through the issuance of additional Non-Cash Pay Second Lien Notes. The Non-Cash Pay Second Lien Notes are guaranteed by the domestic subsidiaries of FriendFinder and INI and collateralized by a second priority lien on all of the Company’s assets and a pledge of the stock of subsidiaries; however, such security interest is subordinate to the prior payment of the New First Lien Notes. The Non-Cash Pay Second Lien Notes are redeemable, at the option of the Company, in whole but not in part, at 100% of principal plus accrued and unpaid interest. Upon the payment in full of the New First Lien Notes, principal on the Non-Cash Pay Second Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal subject to pro-rata sharing with the Cash Pay Second Lien Notes. Noteholders have the option of requiring the Company to repay the Non-Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal plus accrued and unpaid interest. If the New First Lien Notes are paid in full, the Company shall repay the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis with proceeds received from any debt or equity financing (including a secondary offering), and asset sales of more than $25 million at 110% of principal plus accrued and unpaid interest and with proceeds of other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions

Note K — Long-Term Debt (continued)

As a result of the consummation of an Initial Public Offering (“IPO”) in May 2011, the Non-Cash Pay Second Lien Notes became convertible into 8,310,763 shares of common stock at an IPO price of $10.00 per share.  As a result thereof, a beneficial conversion feature of $14,150,000 related to the Non-Cash Pay Second Lien  Notes was recognized and recorded as a discount on the notes with a corresponding increase to additional paid-in capital.  In addition, a related deferred tax liability of approximately $5.7 million resulting from the difference between the carrying value of the notes and their tax basis attributable to recording the note discount was recognized with a corresponding reduction to additional paid-in capital.  The beneficial conversion feature was measured based on the difference, on the deemed issuance date of the notes, between (a) the adjusted conversion price of the notes, calculated based on the fair value of the notes (which was less than stated principal) and (b) the estimated fair value of the Company’s common stock, multiplied by the 8,310,763 shares obtainable on conversion.

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

See (f) below.

(e)
As described above, the New First Lien Notes, the Cash Pay Second Lien Notes and the Non-Cash Pay Second Lien Notes were co-issued by FriendFinder and its wholly-owned subsidiary INI and guaranteed by their domestic subsidiaries, which are 100% owned directly or indirectly by FriendFinder.  FriendFinder and INI are holding companies and have no independent assets or operations.  The subsidiary guarantees are full and unconditional and joint and several.  Non-guarantor subsidiaries consisted of wholly-owned foreign subsidiaries of JigoCity which were acquired in September 2011 and sold in August 2012 (see Note I)

The Company had agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes.  In addition, the Company has agreed to file, under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  On August 1, 2011, the Company filed a registration statement on Form S-4 with the SEC relating to the exchange offer.  In October, 2011, due to interpretations of applicable laws and regulations from the staff of the SEC which did not allow an exchange offer for the above referenced notes, the Company withdrew its exchange offer.  On October 17, 2011, the Company filed a registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes.  The registration statement was declared effective by the SEC on December 19, 2011. The Company has agreed under the indentures governing the above referenced notes to use its reasonable best efforts, subject to applicable law, to keep the registration statement continuously effective until the earlier to occur of (A) the third anniversary of the issue date of the respective notes and (B) such time as there are no notes outstanding.   In the event that the Company fails to satisfy such requirement, the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5 percentage points.

(f)
The New First Lien Notes, the Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes (1) require the Company to maintain minimum specified levels of EBITDA and liquidity and financial ratios, including debt and coverage ratios, all as defined; (2) provides for certain limitations including limits on indebtedness, lease obligations, VAT payments and investments; and (3) prohibits dividends and other payments with respect to the Company’s equity securities.The New First Lien Notes, the Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes (1) require the Company to maintain minimum specified levels of EBITDA and liquidity and financial ratios, including debt and coverage ratios, all as defined; (2) provides for certain limitations including limits on indebtedness, lease obligations, VAT payments and investments; and (3) prohibits dividends and other payments with respect to the Company’s equity securities.

Note K — Long-Term Debt (continued)

On March 27, 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s New First Lien Notes and Cash Pay Second Lien Notes.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides that the Consolidated EBITDA minimum requirement (as defined) be reset to provide that for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013. Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million. In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, was paid on April 2, 2012. The Supplemental Indentures also provide that the minimum amount of Qualified Cash (as defined) of the Issuers and their respective Subsidiaries shall not be less than (i) $10 million over a 15 calendar day rolling average period and (ii) $5 million at any time; provided, however, that for a six month period commencing on the date the consent fee is paid, such minimum amount of Qualified Cash required under this covenant shall be reduced by an amount equal to the consent fee.  The Minimum Consolidated Coverage Ratio, Total Debt Ratio and First Lien Debt Ratio, all as defined, were reset based on the changes to the minimum Consolidated EBITDA requirements set forth above.  The Excess Cash Flow definition was amended to increase the Excess Cash Flow prepayment percentage to 85%, except that the Company may, in its sole discretion, forego applying an amount of up to 5% of Excess Cash Flow to the prepayment percentage provided the Issuers purchase an equivalent amount of notes in the open market prior to the due date of such Excess Cash Flow payment. Such principal repayments from Excess Cash Flow shall be paid in cash equal to 110% of the principal amount repaid, an increase from 102%.  Cash compensation to each person that is an owner or beneficial holder of 5% of the stock of the Company is limited to $500,000 per year.  The requirement that the Company maintain a debt rating was removed and the cross default provision was amended so that a covenant violation under the 11.5% Non-Cash Pay Second Lien Notes due 2014 would not, under certain circumstances, cause a default under the New First Lien Notes or the Cash Pay Second Lien Notes.  Finally, certain other provisions in each of the indentures were modified, including restrictions on incurrence of capital leases, open market purchases of the notes by the Company, issuance of stock dividends and asset holdings of foreign subsidiaries.

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

The Company did not make Excess Cash Flow payments of $11.3 million due in November 5, 2012 and $10.8 million due February 4, 2013 applicable to the quarters ended September 30 and December 31, 2012, respectively, which constitute events of default under the New First Lien Notes and Cash Pay Second Lien Notes.  As such, post-default interest of 17.5% accrues commencing November 5, 2012 the default date. The Company has received forbearance agreements from over 80% of its senior lenders and all of its Cash Pay Second Lien lenders with respect to such events of default in exchange for a forbearance fee aggregating $1.1 million equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  The forbearance agreements, as amended on February 4, 2013, remain in place until the earlier of May 6, 2013, a default other than for not making the Excess Cash Flow payments due in November 2012 or February 2013, acceleration by the Trustee, or certain other circumstances.

The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 or the maximum Total Debt Ratio (as defined) for such periods of 6.1:1.0.  Further, during the quarters ended June 30, 2012, September 30, 2012 and December 31, 2012, the Company violated certain other debt ratios.  In addition, from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.

On May 11, 2012, the Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived the EBITDA and the Total Debt Ratio covenant violations for the quarter ended March 31, 2012 and minimum liquidity requirement covenant violations through August 14, 2012, as well as the failure to timely comply with the reporting requirement thereof.  On August 10, 2012, the Company received a waiver from the Trustee and Required Holders related to its failure to meet the minimum EBITDA requirement as well as the Total Debt and other ratios for the quarter ended June 30, 2012 and the minimum liquidity requirement waiver was extended through November 14, 2012.  As a result of receiving these waivers, the Company was not subject to the post-default interest rate of 15%.  The Company did not receive a waiver from the Trustee and Required Holders related to its failure to meet the minimum EBITDA requirement as well as the Total Debt and other ratios for the quarters ended September 30, 2012 and December 31, 2012 and the minimum liquidity requirement waiver was not extended.  Accordingly, the Company is subject to the post-default interest rate of 15% as of November 14, 2012.  The Non-Cash Pay Second Lien Notes are classified as current liabilities at December 31, 2012, due to the fact that these notes are in default at such date and the New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013; or are subject to maturity date acceleration prior thereto upon expiration or termination of the forbearance agreements.  Assuming repayment of such notes upon maturity the Non-Cash Pay Second Lien Notes can be accelerated thereafter.

Note K — Long-Term Debt (continued)

(g)
In connection with the restructuring of Subordinated Convertible Notes issued in connection with the acquisition of Various, the Company agreed to pay $3.2 million of fees to the former owners of Various of which $1 million is payable in each of 2010 through 2012 and $250,000 is payable in the first quarter of 2013.  The Company has not made the 2012 or 2013 payment.  The obligation was recorded at a present value of $2.3 million using a discount rate of 15%.

Note L — Liability Related to Warrants

In conjunction with its August 2005 issuance of Senior Secured Notes, the Company issued warrants to purchase 501,663 shares of the Company’s common stock (of which 476,573 were exercisable at $6.20 per share and 25,090 were exercisable at $10.25 per share) that contained a provision that required a reduction of the exercise price if certain equity events occur.  Under the provisions of authoritative accounting guidance which became effective for the Company at January 1, 2009, such a reset provision no longer makes the warrants eligible for equity classification and as such, effective January 1, 2009, the Company classified these warrants as a liability measured at fair value with changes in fair value reflected in operations.  In connection therewith, the statement of operations for the years ended December 31, 2011 and  2010  reflects a gain of, $272,000 and $38,000, respectively.

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

As of December 31, 2009, upon change of control, as defined, or a qualified IPO, as defined, the holders of both Series A Preferred and Series B Preferred were entitled to be paid out of the assets of the Company an amount per share equal to their respective Liquidation Preference Amount, as defined, in exchange for their preferred shares.  As a result, the Series A Preferred and Series B Preferred were classified as “temporary equity in the balance sheet as of December 31, 2009 as the Company could have been required to redeem thje preferred stock for cash.  As the preferred stock was not currently redeemable at December 31, 2009 it was carried at its original issue price, which represents the minimum redemption amount at such date.  In January 2010, as a result of the amendments and restatements of the certificates of designation for the convertible preferred stocks described above, the carrying amount of the preferred stock was reclassified to permanent equity.

Note M — Preferred Stock, Common Stock and Warrants (continued)

On May 16, 2011, the Company issued 5,000,000 shares of common stock at a price of $10.00 per share and completed its IPO.  The Company raised gross proceeds of $50.0 million, less underwriting fees and commissions of 7.25% of the gross proceeds, or $3.6 million, and incurred other offering expenses of $2.9 million to be paid from the proceeds of the offering, resulting in $43.5 million of net proceeds.  In addition, the Company had incurred and paid as of December 31, 2010, $13.3 million of offering costs, which were included in deferred offering costs in the balance sheet at December 31, 2010.  In connection with the completion of the IPO, all offering costs were charged to capital in excess of par value.

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

On August 1, 2012, warrants exercisable into 4,111,400 shares of common stock of the Company with exercise prices ranging from $7.00-$18.00 per share originally issued when the Company acquired the operations of JigoCity were cancelled in connection with the sale of the remaining JigoCity operations (see Note I).

As of December 31, 2012, there were 2,325,451 outstanding warrants to purchase voting common stock of the Company, issued in connection with the acquisition of JigoCity. These warrants have an expiration date of December 2021 and exercise prices between $5.00 and $18.00.

Note N — Stock Compensation Expense

On April 3, 2008, the Company’s Board of Directors adopted the 2008 Stock Option Plan (the “Plan”), which was amended and restated and approved by our stockholders on February 1, 2010.  The maximum number of shares for which stock options may be granted under the Plan is 1,343,997 shares, subject to adjustment.  Stock options may be issued to employees, directors and consultants, selected by the compensation committee of the Board of Directors.  Under the terms of the Plan, the options granted will expire no later than 10 years from the date of grant and will vest 20% on the first anniversary of the grant date and 20% on each succeeding four anniversaries of the grant date provided, however, that an optionee may exercise the vested portion of a stock option only after that date which is 18 months after May 16, 2011 the date of the Company’s IPO.  The exercise price of an option shall be the closing price of the common stock on a national exchange immediately preceding the date of grant.  The exercise price per share of any stock option agreement issued prior to May 16, 2011 was set at $10.00 per share, representing the price per share that the Company’s common stock was sold to the public pursuant to the IPO.

Upon the successful completion of the IPO on May 16, 2011, compensation cost was accrued for each vesting tranche over the requisite service period commencing on the date the options were granted and ending on the later of the vesting date or 18 months after the date of the IPO.  Accordingly, in the quarter ended June 30, 2011, a cumulative adjustment of approximately $2 million was made to record compensation cost which accrued prior to May 16, 2011, based on the fair value of the options on the IPO date. From the IPO date to December 31, 2011, additional compensation cost of approximately $1.7 million related to stock options was recorded.  For the year ended December 31, 2012, compensation cost related to options amounted to $637,000.

Note N — Stock Compensation Expense (continued)

A summary of the changes in outstanding stock options for the twelve months ended December 31, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Terms (Years)
Options outstanding at January 1, 2012	590,250	$10.00	$8.38	6.58
Granted	622,918	$1.39	$0.86	9.08
Forfeited	(79,250)	$7.43	$6.13	—
Options outstanding at December 31, 2012	1,133,918	$5.47	$4.43	7.41
Options exercisable at December 31, 2012	422,300	10.00	—	5.54
Options exercisable and expected to be exercisable at December 31, 2012	947,056	$5.89	—	7.24

Outstanding stock options had no intrinsic value as of December 31, 2012. As of December 31, 2012, there was approximately $471,000 of unrecognized compensation cost related to outstanding stock options which will be recognized over a weighted average period of 3.6 years.

The grant date fair value for options outstanding at January 1, 2012 was estimated on the IPO date using the Black-Scholes option pricing model using the following assumptions: dividend yield of 0%; expected volatility of 106%; a risk-free interest rate of 2.31%, and expected life of 6.5 years.  For the options granted in the year ended December 31, 2012 the following assumptions were used: dividend yield of 0%; expected volatility of 63.89%; a risk-free interest rate of 1.49%, and expected life of 6.5 years. The expected dividend yield is based on the Company’s historical dividend yield. The expected volatility was based on the average of historical and implied volatilities for a period comparable to the expected life of the options of certain entities considered to be similar to the Company.  The expected life is based on the simplified expected term calculation permitted by the SEC which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on the annual yield on the grant date of a zero-coupon U.S. Treasury bond the maturity of which equals the option’s expected life.

On March 23, 2009, the Company’s Board of Directors approved a 2009 Restricted Stock Plan (the “Restricted Plan”) which became effective upon the consummation of the Company’s IPO.  The aggregate number of shares of restricted stock that may be granted under the plan is limited to one percent of the fully-diluted equity of the Company on the date the IPO was consummated, or 393,875 shares.  The Compensation Committee of the Board of Directors is charged with administering the Restricted Plan and all directors, employees and consultants of FriendFinder or of any subsidiary are eligible to receive restricted stock under the Restricted Plan. Restricted stock granted under the Restricted Plan will generally vest on the third anniversary of the grant date, subject to the recipient’s continued service. Restricted shares will also vest prior to the third anniversary of the grant date if the recipient’s employment has been terminated under certain conditions. Upon the termination of a recipient’s employment, unvested shares of  restricted stock will be subject to repurchase by the Company at a price equal to $.10 per share or in certain cases as determined by the Compensation Committee, the fair market value as the date of issuance. Prior to vesting, the restricted shares may not be sold, assigned, transferred or pledged by the recipient.  As of December 31, 2011, no restricted shares had been granted under the Restricted Plan. In the year ended December 31, 2012, 380,000 restricted shares were granted under the Restricted Plan.  As of December 31, 2012 there was $369,000 of total unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over the 3 year vesting period. For the year ended December 31, 2012, there was $127,000 of compensation cost related to restricted shares.

On March 29, 2012, the Company’s Board of Directors adopted the FriendFinder Networks Inc. 2012 Stock Incentive Plan (the "2012 Stock Incentive Plan"), which was approved by the Stockholders of the Company on May 30, 2012. The 2012 Stock Incentive Plan authorizes the Compensation Committee of the Board to grant stock options, restricted stock and other awards that are valued in whole or in part by reference to, or otherwise based on, the Company's common stock for up to 2,000,000 shares of common stock to our employees, officers, consultants and directors. Stock granted under the 2012 Stock Incentive Plan will generally vest between the third and fifth anniversary of the grant date, subject to the recipient’s continued service.  In the year ended December 31, 2012, 500,000 restricted shares and 250,000 unrestricted shares were granted under the 2012 Stock Incentive Plan.  With respect to the unrestricted shares the Company withheld 62,500 shares to pay withholding taxes related to the award. In addition, the Company granted to its directors options to acquire 56,000 common shares at $1.16 per share. As of December 31, 2012, there was $279,000 of total unrecognized compensation cost related to the non-vested restricted shares and the 56,000 stock options to be recognized over the 3 to 5 year vesting periods.  For the year ended December 31, 2012, there was $279,000 of compensation cost related to restricted and unrestricted shares.

Note O — Income Taxes

FriendFinder and its subsidiaries file a consolidated federal income tax return.

The components of the income tax benefit are as follows (in thousands):
	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$162
State	37	36	630
Foreign	—	—	—
	$37	$36	$792
Deferred:
Federal	$(95)	$(5,695)	$(1,118)
State	(13)	(813)	(160)
Foreign	—	—	—
	(108)	(6,508)	(1,278)
Total tax benefit	$(71)	$(6,472)	$(486)

 A reconciliation between the benefit computed at the U.S. federal statutory rate on the pre-tax loss from continuing operations, all of which relates to domestic operations, to the tax benefit included in the consolidated statements of operations follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax benefit at federal statutory rate (35%)	$12,561	$12,014	$15,274
State taxes, net of federal effect	1,758	1,739	1,552
Net operating loss for which no tax benefit is recognized	(14,549)	(12,344)	(16,679)
Reduction of valuation allowance from recognition of deferred tax liability charged to additional paid in capital related to beneficial conversion feature on notes	—	5,660	—
Change in fair value of acquisition related contingent consideration	560	(368)	—
Gain on warrant liability	—	137	14
Non-deductible stock compensation expense	(162)	(884)	—
Other	(97)	518	326
Tax benefit	$71	$6,472	$486

Note O — Income Taxes (continued)

The components of deferred tax assets and liabilities are as follows (in thousands):
	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$42,634	$38,828
Allowance for doubtful accounts	466	462
Accrued liability related to VAT	11,794	11,749
Non-qualified stock compensation	731	484
Other	443	590
Gross deferred tax assets	56,068	52,113
Less valuation allowance	(48,506)	(36,017)
Net deferred tax assets	7,562	16,096
Deferred tax liabilities:
Trademarks and domain names not subject to amortization	(22,366)	(22,754)
Intangible assets subject to amortization	(40)	(5,710)
Long-term debt	(6,423)	(9,465)
Property and equipment, including software	(1,099)	(921)
Other	(1,429)	(1,151)
	(31,357)	(40,001)
Net deferred tax liabilities	$(23,795)	$(23,905)

Amounts recognized in the consolidated balance sheets consist of (in thousands):

	December 31,
	2012	2011
Deferred tax asset — current	$1,844	$4,405
Deferred tax liability — non-current	(25,639)	(28,310)
Net deferred tax liability	$(23,795)	$(23,905)

At December 31, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $107 million available to offset future taxable income which expire at various dates from 2024 through 2031. The Company’s ability to utilize approximately $9.0 million of such federal carryforwards related to the periods prior to the Company’s exit from Chapter 11 reorganization is limited due to changes in the Company’s ownership, as defined by federal tax regulations. In addition, utilization of the remainder of the carryforwards may be limited upon the occurrence of certain further ownership changes. Realization of the deferred tax assets is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of taxable temporary differences. The taxable temporary difference related to indefinite-lived trademarks and domain names, which have no tax basis, will reverse when such assets are disposed of or impaired. Because such period is not determinable and, based on available evidence, management was unable to determine that realization of the deferred tax assets was more likely than not, the Company has recorded a valuation allowance against a portion of its deferred tax assets at December 31, 2012 and 2011. As of both dates, approximately $4.8 million of the valuation allowance relates to pre-reorganization and acquired C corporation entities’ net operating loss carryforwards.

The valuation allowance increased $12.5 million in 2012, $7.4 million in 2011 and $16.7 million in 2010.

The Company has applied the “more-likely-than-not” recognition threshold to all uncertain tax positions which resulted in unrecognized tax benefits in the accompanying financial statements at December 31, 2012, which were not material.

To the extent incurred, the Company classifies interest and penalties accrued on the underpayment of income taxes as interest expense and other expense, respectively.

The Company is no longer subject to federal, state, and local income tax examinations by tax authorities for years ending before 2009. However, to the extent utilized in the future, the Company’s net operating loss carryforwards originating in such years remain subject to examination.

Note P — Segment Information

The Company’s reportable segments consist of Internet and Entertainment. Internet offers features and services that include social networking, online personals, premium content, live interactive videos and other services. Entertainment consists of publishing, licensing and studio production and distribution of original pictorial and video content. For the years ended December 31, 2011 and 2010, respectively, the Entertainment segment recorded revenue of $47,000 and $741,000 from advertising services provided to the Internet segment. Certain corporate expenses and interest expense are not allocated to segments. Segment assets include intangible, fixed, and all others identified with each segment. Unallocated corporate assets consist primarily of cash, certain prepaid items related to indebtedness and deferred tax assets not assigned to one of the segments. Information for the Company’s segments is as follows:

	Year Ended December 31,
	2012	2011	2010
Assets:
Internet	$436,906	$475,578	$506,297
Entertainment	11,492	16,887	22,399
Unallocated corporate	3,755	899	4,121
Total	$452,153	$493,364	$532,817
Net revenue from external customers:
Internet	$292,882	$308,321	$321,605
Entertainment	21,497	22,115	24,392
Total	$314,379	$330,436	$345,997
Income from operations:
Internet	$63,021	$77,274	$76,142
Entertainment	(1,063)	(2,314)	1,140
Total segment income from operations	61,958	74,960	77,282
Unallocated corporate	(6,827)	(9,620)	(5,547)
Total	$55,131	$65,340	$71,735
AA Amortization of acquired intangibles and software (included in income from operations):
Internet	$13,855	$15,759	$24,461
Entertainment	—	—	—
Unallocated corporate	—	—	—
Total	$13,855	$15,759	$24,461

Depreciation and other amortization (included in income from operations):
Internet	$2,695	$3,715	$4,527
Entertainment	465	283	177
Unallocated corporate	−	—	—
Total	$3,160	$3,998	$4,704
Impairment of intangible assets (included in income from operations):
Internet	$—	$—	$—
Entertainment	970	2,600	4,660
Total	$970	$2,600	$4,660

Note P — Segment Information (continued)

Net revenues by service and product is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Internet:
Subscription based service	$201,761	$226,762	$245,174
Pay by usage service	90,766	81,554	76,321
Advertising and other	355	5	110
	292,882	308,321	321,605
Entertainment:
Magazine	8,003	9,536	10,894
Video entertainment	11,135	10,388	10,892
Licensing	2,359	2,191	2,606
	21,497	22,115	24,392
Total revenues	$314,379	$330,436	$345,997

The Company derives revenue from international websites and other foreign sources. Revenues by geographical area based on where the customer is located or the subscription originates are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net revenue:
United States	$177,573	$180,870	$184,996
Europe	75,751	93,099	109,058
Canada	18,393	18,733	17,895
Other	42,662	37,734	34,048
Total	$314,379	$330,436	$345,997

Principally all long-lived assets are located in the United States.

Note Q — Commitments

Future minimum rental commitments for non-cancellable operating leases of office space as of December 31, 2012, are as follows (in thousands):
Year	Operating Leases
2013	$2,401
2014	2,179
2015	1,879
2016	707
2017	707
Thereafter	236
Total	$8,109

The above amounts do not include taxes and property operating costs on certain leases. Rent expense amounted to approximately $2,559,000, $2,355,000 and $2,127,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Note Q — Commitments (continued)

On December 17, 2009, the Company agreed to pay compensation to the Company’s Chairman and the Company’s Chief Executive Officer for options granted by such executives to the former owners of Various and to a holder of common and preferred shares on an aggregate of 1,147,964 of the Company’s common shares owned by the executives.  Subject to the consummation of a public or private offering of any equity or debt securities of the Company which occurs after an IPO, each executive is to receive compensation of approximately $2.2 million, equal to 37.5% of the IPO price of $10 times 573,982 representing the number of common shares on which options were granted.  In addition, the Company agreed to pay a consent fee to the two former owners of Various on the same terms and calculated in the same manner as the compensation payable to the Company’s executives as described above or a total of approximately $4.4 million. Subject to the trading price of the Company’s stock, as defined, being equal to or greater than 50% of the IPO price, the Company shall pay one-third of the $8.8 million on the first business day of the first full calendar quarter following the consummation of the equity or debt offering referred to above, and one-third of such amount on the first business day of each of the next two calendar quarters.  In the event of a Change in Control Event, as defined, the Company shall pay any remaining unpaid amount.

Note R — Contingencies

(a)
On December 23, 2005, Robert Guccione (“Guccione”) filed an action against the Company and some of its officers, among other defendants, in New York State Court for breach of contract, fraud, unjust enrichment, promissory estoppel, failure to pay severance and conspiracy to defraud. The amount of damages requested in the complaint against the Company is approximately $9.0 million and against the officers is in excess of $10.0 million. Guccione filed an amended complaint on June 5, 2007 to include additional claims relating to ownership of certain United Kingdom, Jersey and Guernsey trademarks and added as a party Penthouse Publications Limited, an entity with no current affiliation with the Company, as party plaintiff. Guccione filed a second amended complaint on December 14, 2007 adding General Media International, Inc. (an entity with no current affiliation with the Company) as party plaintiff and a new claim for inducement to breach of contract. On October 20, 2010, Guccione passed away. In 2011, Guccione’s estate was substituted as the plaintiff.  In September, 2012 the parties executed a settlement agreement providing for both monetary and non-monetary relief,.  In or about December 2012, the surrogate court approved the settlement agreement and the Company paid an immaterial amount to the Plaintiffs.  A stipulation of dismissal was filed by the Plaintiffs in favor of the Company on or about December 27, 2012.

(b)
On November 28, 2006, Antor Media Corporation (“Antor”) filed a complaint against the Company, its subsidiary, General Media Communications, Inc. (“GMCI”), and several non-affiliated media/entertainment defendants in the U.S. District Court for the Eastern District of Texas, Texarkana Division, for infringement of a Patent titled “Method  and Apparatus for Transmitting Information Recorded on Information Storage Means from a Central Server to Subscribers via a High Data Rate Digital Telecommunications Network.” In 2009, the USPTO issued a Final Office Action rejecting all of the plaintiff’s claims and plaintiff appealed. In 2010, the USPTO Board of Patent Appeals entered an order affirming the rejection of Antor’s claims. In May 2011, Antor filed its notice of appeal of the USPTO Board of Patent Appeals Order.  In July 2012, the Federal Circuit affirmed the USPTO's rejection of all claims of Antor's patent-in-suit as being invalid over the prior art references cited during reexamination. The Federal Circuit issued its mandate affirming the decision of the USPTO on or about September 17, 2012. On or about December 19, 2012, the final judgment of dismissal was entered, concluding this matter in its entirety.

(c)
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

(d)
On November 11, 2011, a putative shareholder class action was filed in the U.S. District Court for the Southern District of Florida by Greenfield Children's Partnership, on behalf of investors who purchased the Company’s common stock pursuant to its initial public offering, against the Company, Ladenburg Thalmann & Co., Inc. and Imperial Capital LLC, the underwriters in the initial public offering, and the Company’s directors and certain of the Company’s executive officers. The complaint alleges, among other things, that the initial public offering documents contained certain false and misleading statements and seeks an unspecified amount of compensatory damages. In March 2012, the plaintiffs filed an amended complaint alleging all of the same causes of action and adding additional factual allegations and in response to the Amended Complaint the Company filed its Motion to Dismiss.  The Company believes it has meritorious defenses to all claims and is vigorously defending the lawsuit.  On or about November 15, 2012, the court granted the Motion to Dismiss and gave plaintiffs fifteen days to amend portions of their Amended Complaint.  On or about November 30, 2012, plaintiffs filed their Motion for Reconsideration or for Leave. The Company awaits the court’s decision on this matter.

Note R — Contingencies (continued)

(e)
On December 28, 2007, Broadstream Capital Partners, Inc. (“Broadstream”) filed a lawsuit against the Company in the State Superior Court of California, County of Los Angeles, Central District, and the Company subsequently removed the case to the Federal District Court for the Central District of California. The complaint alleged breach of contract, breach of covenant of good faith and fair dealing, breach of fiduciary duty and constructive fraud arising out of a document titled “Non-Disclosure Agreement.” The complaint sought damages in excess of $20 million, plus interest, costs and punitive damages. Broadstream later asserted up to $557 million in damages plus punitive damages. On July 20, 2009, the Company entered into an agreement with Broadstream under which, without admitting liability, the Company agreed to pay Broadstream $3.0 million. Such payments were timely made. The agreement provided that upon the earlier of twelve months after the Company had securities registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, or eighteen months after the effective date of the agreement, but not later than twelve months following such earlier date, Broadstream must choose either to (i) refile its complaint in Federal District Court provided that it first repay the Company the $3.0 million or (ii) demand arbitration. If Broadstream elected arbitration, the parties agreed that there would be an arbitration award to Broadstream of at least $10 million but not more than $47 million. Giving consideration to the limitation of the arbitration award in relation to damages sought in litigation, management had not concluded that it was probable that Broadstream would demand arbitration. Accordingly, no loss had been provided for as a result of entering into the agreement. In December 2010, Broadstream elected arbitration. Accordingly, at December 31, 2010, the Company recognized a loss in connection with the matter of $13.0 million which is included in other non-operating expense, net in the accompanying 2010 consolidated statement of operations. In July 2011, the Company entered into a settlement agreement with Broadstream pursuant to which the arbitration and related litigation and all claims asserted therein were dismissed and the Company paid Broadstream $15 million. As a result of the settlement, the Company recognized an additional loss of $5 million which is included in other non-operating expense, net in the accompanying 2011 consolidated statement of operations.

The Company currently is a party to other legal proceedings and claims. While management presently believes that the ultimate outcome of these matters, including the ones discussed above, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows, or overall trends in results of operations, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting the Company from selling one or more products or services. Were an unfavorable ruling to occur there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods. The Company is unable to estimate the possible loss or range of loss which may result from pending legal proceedings or claims.

Note S — Related Party Transactions

In October 2004, the Company entered into a separate management agreement with an entity controlled by the Company’s principal stockholders whereby certain management services are to be performed by these principal stockholders as designated by the Board of Directors of the Company. The agreement was for a term of five years with an annual fee of $500,000.  In October 2009, the management agreement was amended to extend the term until the consummation of an IPO and the annual fee was increased to $1,000,000 effective November 1, 2010. The term of the amended and restated agreement concluded upon the consummation of the IPO of the Company’s common stock in May 2011. Management fees, which are included in general and administrative expenses, amounted to approximately $369,000 and $583,000 for the years ended December 31, 2011 and 2010 respectively.

The Company has also entered into a lease agreement for rental of office space from a company controlled by the Company’s principal stockholders. The lease, which commenced on January 1, 2005, was for a period of five years and provided for annual rent of approximately $58,000 plus operating expenses. On December 18, 2009, the lease was extended through June 2010 at approximately $5,000 per month. On December 1, 2010, a new lease agreement was entered for a period of five years providing for annual rent of approximately $61,000 with the annual base rent and expenses not to exceed $150,000 per year. Total rent expense under the lease agreements was approximately $150,000, $150,000 and $161,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

In September 2007, the Company entered into consulting agreements with two entities controlled by two of the Company’s stockholders who were former owners of Various. The agreements specify payments of approximately $19,000 per month to each entity. Both agreements were for one year and thereafter renewed automatically each month until either party terminated the agreement. As of October 27, 2010, the agreements were amended so that the Company could not terminate the agreements prior to March 31, 2013. For each of the years ended December 31, 2012, 2011 and 2010, the Company paid an aggregate of approximately $442,000, $462,000 and $462,000 under such agreements which is included in general and administrative expenses.

Note S — Related Party Transactions (continued)

Effective October 5, 2012, the Company and each of Marc H. Bell and Daniel C. Staton determined to change Messrs. Bell’s and Staton’s status from executive Co-Chairman of the Board of Directors and Chief Strategy Officer in Mr. Bell’s case and Executive Co-Chairman of the Board in Mr. Staton’s case to non-executive Co-Chairmen of the Board.  In connection with this change in status, the Company and each of Messrs. Bell and Staton have agreed to terminate the Amended and Restated Employment Agreements, dated as of April 24, 2012, by and between the Company and Mr. Bell and the Company and Mr. Staton (collectively, the “Employment Agreements”).  No termination payments are being made pursuant to the Employment Agreements.

The Company and each of Messrs. Bell and Staton entered into Consulting Agreements, dated as of October 5, 2012 (collectively, the “Consulting Agreements”).  The Consulting Agreements provide for a term that runs through March 29, 2017 and sets forth that Messrs. Bell and Staton will provide consulting services in connection with enterprise-wide business initiatives, strategic planning and issues relating to the Company’s debt, including any refinancing of the Company’s debt.  Each of Messrs. Bell and Staton will receive an annual consulting fee of $500,000 per year which may be increased each fiscal year by 10% following the first anniversary of the Consulting Agreements if permitted under the terms of the agreements governing the Company’s indebtedness and obligations in effect from time to time, and they are eligible to receive an additional consulting fee under certain conditions.  Under the Consulting Agreements they will also receive grants of equity, restricted stock and stock options, subject to certain conditions.  Additionally, the Consulting Agreements provide that if Messrs. Bell or Staton are terminated by the Company without cause or if Messrs. Bell or Staton terminate the Consulting Agreement for good reasons or within 12 months following a change of control all as defined, Messrs. Bell and Staton are entitled to termination payments.  For the year ended December 31, 2012, the Company paid an aggregate of $264,000 under the Consulting Agreement.

See Note Q.

Note T — Employee Benefit Plans

FriendFinder had a defined contribution plan that combines an employee deferred compensation 401(k) plan with a profit-sharing plan under which FriendFinder may make contributions solely at its own discretion. FriendFinder did not make any contributions to the plan for the years ended December 31, 2012, 2011 and 2010.  In January 2012, the FriendFinder plan was merged into the Various plan referenced below.

Various has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees which provides for matching contributions by Various, as defined in the plan. Contributions made by Various to the plan for the years ended December 31, 2012, 2011 and 2010 were approximately $860,000, $793,000 and $597,000 respectively.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B. OTHER INFORMATION

2012 Cash Bonus Plan

The Adjusted EBITDA thresholds for 2012 were not achieved under the 2012 Cash Bonus Plan and therefore, no bonuses were paid pursuant to this plan.

2013 Performance Bonus Plan

On March 22, 2013, the Compensation Committee approved the 2013 performance bonus plan for Messrs. Previte, Shashoua, Sullivan and Brackett (the "Performance Bonus Plan"), effective as of March 27, 2013.  Pursuant to the Performance Bonus Plan, the Compensation Committee approved that the Company's achievement of certain Adjusted EBITDA targets in 2013 will be the basis for a cash bonus under the Performance Bonus Plan.  Pursuant to the Performance Bonus Plan, none of these executive officers may receive more than 100% of their annual base salary as a cash bonus on the basis of the Company's achievement of the Adjusted EBITDA targets.  Additionally, the Compensation Committee approved that a discretionary bonus may be awarded to these executive officers if a successful refinancing of the Company's indebtedness occurs during 2013.

Actions Relating to Robert Brackett

On March 22, 2013, the Compensation Committee approved the payment of a discretionary cash bonus for 2012 in the amount of $55,000 for Mr. Robert Brackett, effective March 27, 2013.

On March 29, 2013, the Company, Various, Inc. and Mr. Brackett entered into the First Amendment to the Employment Offer Letter Agreement, dated January 1, 2011, between the Company and Mr. Brackett.  The amendment extends Mr. Brackett's term of employment through December 31, 2015, provides that Mr. Brackett is eligible to participate in the Cash Bonus Plan, confirms his base salary from May 6, 2012 through the remainder of the term in the amount of $480,000 per annum and modifies the provision with respect to paid time off to make it consistent with the Company's current policy on paid time off applicable to executives.

Increase to Mr. Shashoua's Base Salary

On March 22, 2013, the Compensation Committee approved an increase to Mr. Shashoua's base salary from $480,000 to $600,000, effective March 27, 2013.

Director Compensation

On March 22, 2013, the Compensation Committee approved, subject to the approval of the Board of Directors, an increase to the annual cash fee paid to our independent directors and Mr. Robert Bell from $30,000 to $40,000.  On March 27, 2013, the Board of Directors, approved the increase to the annual cash fee paid to our independent directors and Mr. Robert Bell from $30,000 to $40,000, effective as of March 27, 2013.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to FriendFinder's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to FriendFinder's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to FriendFinder's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to FriendFinder’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to FriendFinder's Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.           Financial Statements: The Consolidated Financial Statements of FriendFinder are set forth in Part II, Item 8 of this Form 10-K.

2.           Financial Statement Schedules:

FRIENDFINDER NETWORKS INC. YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010 VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions		Balance at End of Period
Description
Year Ended December 31, 2010:
Allowance for doubtful accounts	$2,152	$839	$—		$755	(a)	$2,236
Deferred tax asset valuation allowance	11,948	16,679	—		—		28,627
Year Ended December 31, 2011:
Allowance for doubtful accounts	2,236	176	—		1,257	(a)	1,155
Deferred tax asset valuation allowance	28,627	12,697	353	(c)	5,660	(b)	36,017
Year Ended December 31, 2012:
Allowance for doubtful accounts	1,155	660	—		531	(a)	1,284
Deferred tax asset valuation allowance	36,017	13,195	—		706	(d)	48,506

Notes:
(a)	Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing the allowance for doubtful accounts.
(b)
Reduction of the valuation allowance and corresponding credit to income tax benefit from recognition of deferred tax liability charged to additional paid in capital related to benefical conversion feature on notes.

(c)	Valuation allowance recorded at date of acquisition of JigoCity related to its net deferred tax assets at such date.
(d)	Reduction in the valuation allowance resulting from the disposition of JigoCity

3.           Exhibits:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of September 7, 2011, by and among FriendFinder Networks Inc., JGC Holdings Limited, BDM Global Ventures Limited, Global Investment Ventures LLC and Anthony R. Bobulinski(1)

3.1	Amended and Restated Articles of Incorporation of FriendFinder Networks Inc., which became effective on January 25, 2010(2)
3.2	Amended and Restated Bylaws of FriendFinder Networks Inc.(5)
4.1	Specimen of Common Stock Certificate(3)
4.13	Registration Rights Agreement dated December 6, 2007 (Warrants)(3)
4.14	Amendment to Registration Rights Agreement (Warrants) dated October 8, 2009(3)
4.20	Intercreditor and Subordination Agreement, dated as of October 27, 2010, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, N.A. as Trustee.(3)
4.21	Second Lien Intercreditor Agreement, dated as of October 27, 2010, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, N.A. as Trustee.(3)
4.35	Form of 14% Senior Secured Note, Series A, Due 2013 (filed with Exhibit 4.66)
4.36	Form of 14% Senior Secured Note, Series B, Due 2013 (filed with Exhibit 4.66)
4.37	Form of Cash Pay Secured Note, Series A, Due 2013 (filed with Exhibit 4.68)
4.38	Form of Cash Pay Secured Note, Series B, Due 2013 (filed with Exhibit 4.68)

Exhibit Number	Description
4.39	Agreement re: Limitation on Ability to Acquire Common Stock by and between FriendFinder Networks Inc. and Beach Point Capital Management LP dated October 8, 2009(3)
4.40	Form of Amendment to Warrants executed in connection with Agreement re: Limitation on Ability to Acquire Common Stock(3)
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
4.73
Supplemental Indenture, dated as of March 27, 2012, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, N.A. as Trustee relating to the 14% Senior Secured Notes due 2013(5)

4.74
Supplemental Indenture, dated as of March 27, 2012, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, N.A. as Trustee relating to the 14% Cash Pay Secured Notes due 2013(5)

4.75
Waiver Agreement, dated May 11, 2012, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, National Association as Trustee relating to the 11.5% Convertible Non-Cash Pay Notes due 2014(6).

4.76
Waiver Agreement, dated August 1, 2012, by and among INI and the Company as Co-Issuers, the Guarantors party thereto, and U.S. Bank, National Association as Trustee relating to the 11.5% Convertible Non-Cash Pay Notes due 2014(7).

10.1	Form of Indemnification Agreement between FriendFinder Networks Inc. and its Directors and Officers(3)
10.2	Amended and Restated Management Agreement, dated as of November 1, 2010, by and between the Company and Bell & Staton, Inc.(3)
10.3	Form of Employment Agreement by and between FriendFinder Networks Inc. and Daniel C. Staton, effective upon closing of the Initial Public Offering(3)
10.4	Form of Employment Agreement by and between FriendFinder Networks Inc. and Marc H. Bell, effective upon closing of the Initial Public Offering(3)
10.14	Independent Contractor Agreement dated September 21, 2007, by and between Hinok Media Inc. and Various, Inc.(3)
10.15	Amendment to Independent Contractor Agreement dated May 12, 2008, by and between Hinok Media Inc. and Various, Inc.(3)
10.16	Amendment No. 2 to Independent Contractor Agreement, Assignment and Limited Waiver dated October 8, 2009, by and between Hinok Media Inc., YouMu, Inc. and Various Inc.(3)
10.17	Amendment to Letter Agreement Dated October 8, 2009 by and among the Company, Andrew B. Conru Trust Agreement, Mapstead Trust and Messrs. Conru, Mapstead, Bell and Staton(3)
10.18	Letter Agreement relating to confirmation of certain consent and exchange fees, by and between the Company and Andrew B. Conru Trust Agreement dated October 27, 2010(3)
10.19	Letter Agreement relating to confirmation of certain consent and exchange fees, by and between the Company and Mapstead Trust dated October 27, 2010(3)
10.21	Employee Proprietary Information Agreement dated September 21, 2007, by and between Andrew B. Conru and Various, Inc.(3)
10.22	Independent Contractor Agreement dated September 21, 2007, by and between Legendary Technology Inc. and Various, Inc.(3)
10.23	Amendment No. 1 to Independent Contractor Agreement dated October 8, 2009, by and between Legendary Technology Inc. and Various, Inc.(3)
10.24	Employee Proprietary Information Agreement dated September 21, 2007, by and between Lars Mapstead and Various, Inc.(3)
10.28	Second Amended and Restated Employment Offer Letter, Dated April 1, 2010, by and between the Company and Ezra Shashoua (3)
10.29	Form of Employment Agreement, dated as of March 14, 2011, by and between FriendFinder Networks Inc. and Anthony Previte(3)
10.30	Employment Agreement, effective as of January 1, 2011, by and between the Company and Robert Brackett(3)

Exhibit Number	Description
10.33	Employee Proprietary Information Agreement dated November 9, 2007, by and between Various, Inc. and Robert Brackett(3)
10.35	Fourth Amendment to Lease, Dated November 1, 2010, by and between 6800 Broken Sound LLC and FriendFinder Networks Inc.(3)
10.36	Lease dated May 6, 2008 by and between 20 Broad Company LLC and Penthouse Media Group Inc.(3)
10.37	Lease dated April 24, 2009 by and between NBP Partners I, LLC and Streamray Studios, Inc.(3)
10.43	Lease dated May 9, 2008, between Batton Associates, LLC, Lessor and Various, Inc., Lessee(3)
10.44	Commercial Lease Agreement dated December 14, 2009 by and between Escondido Partners II, LLC and Steamray Inc.(3)
10.45	Amended and Restated FriendFinder Networks Inc. 2008 Stock Option Plan(3)
10.46	Form of FriendFinder Networks Inc. Stock Option Agreement for Employees(3)
10.47	Form of FriendFinder Networks Inc. Stock Option Agreement Non-ISO(3)
10.48	Form of FriendFinder Networks Inc. Stock Option Agreement for Directors(3)
10.49	Form of FriendFinder Networks Inc. Stock Option Agreement for Consultants(3)
10.50	Form of FriendFinder Networks Inc. Stock Option Agreement for Board Consultants(3)
10.51	FriendFinder Networks Inc. 2009 Restricted Stock Plan(3)
10.52	Form of FriendFinder Networks Inc. 2009 Restricted Stock Plan Restricted Stock Grant Agreement(3)
10.53	Agreement, dated as of December 17, 2009, by and between Daniel C. Staton and FriendFinder Networks Inc.(3)
10.54	Agreement, dated as of December 17, 2009, by and between Marc H. Bell and FriendFinder Networks Inc.(3)
10.55	Agreement, dated as of December 17, 2009, by and between Andrew B. Conru Trust Agreement and FriendFinder Networks Inc.(3)
10.56	Agreement, dated as of December 17, 2009, by and between Mapstead Trust, created on April 16, 2002 and FriendFinder Networks Inc.(3)
10.57	Equity Put Agreement, dated as of September 7, 2011, by and among FriendFinder Networks Inc., the Shareholders and Anthony R. Bobulinski, in his capacity as the Shareholders' representative.(1)
10.58	Registration Rights Agreement, dated as of September 7, 2011, by and among FriendFinder Networks Inc., Global Investment Ventures LLC and Anthony R. Bobulinski(1)
10.59	Employment Agreement, dated as of November 18, 2011, between FriendFinder Networks Inc., Various, Inc. and Ezra Shashoua.(4)
10.60	FriendFinder Networks Inc. 2012 Stock Incentive Plan. (8)
10.61	Employment Agreement, dated as of April 24, 2012, between FriendFinder Networks Inc. and Marc H. Bell. (9)
10.62	Employment Agreement, dated as of April 24, 2012, between FriendFinder Networks Inc. and Daniel C. Staton. (9)
10.63	Employment Agreement, dated as of April 24, 2012, between FriendFinder Networks Inc., Various, Inc. and Anthony Previte. (9)
10.64	Amended and Restated Employment Agreement, dated as of May 15, 2012, between FriendFinder Networks Inc., Various, Inc. and Ezra Shashoua. (10)
10.65	Consulting Agreement, dated as of October 5, 2012, between FriendFinder Networks Inc. and Marc H. Bell. (11)
10.66	Consulting Agreement, dated as of October 5, 2012, between FriendFinder Networks Inc. and Daniel C. Staton. (11)
10.67	Agreement in Connection With Continuation of Certain Equity Awards, dated as of October 5, 2012, between FriendFinder Networks Inc. and Marc H. Bell. (11)
10.68	Agreement in Connection With Continuation of Certain Equity Awards, dated as of October 5, 2012, between FriendFinder Networks Inc. and Daniel C. Staton. (11)
10.69
Form of Forbearance Agreement, dated November 5, 2012, entered into between FriendFinder Networks Inc. and Interactive Network, Inc., as Co-Issuers, the Guarantors party thereto, and certain holders of the 14% Senior Secured Notes due 2013. (12)

10.70
Form of Forbearance Agreement, dated November 5, 2012, entered into between FriendFinder Networks Inc. and Interactive Network, Inc., as Co-Issuers, the Guarantors party thereto, and the holders of the Cash Pay Secured Notes due 2013. (12)

10.71
Form of First Amendment to Forbearance Agreement, dated February 4, 2013, entered into between FriendFinder Networks Inc. and Interactive Network, Inc., as Co-Issuers, the Guarantors party thereto and certain holders of the 14% Senior Secured Notes due 2013. (13)

10.72
Form of First Amendment to Forbearance Agreement, dated February 4, 2013, entered into between FriendFinder Networks Inc. and Interactive Network, Inc., as Co-Issuers, the Guarantors party thereto, and the holders of the Cash Pay Secured Notes due 2013. (13)

10.73	First Amendment to Employment Offer Letter Agreement, dated March 29, 2013, among Friendfinder Networks Inc., Various, Inc. and Robert Brackett *
21.1	List of Subsidiaries *
23.1	Consent of EisnerAmper LLP *

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Dcocument#

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

*	Filed herewith.

(1)	Incorporated by reference to Exhibits 2.1, 10.1 and 10.2 filed with the Form 8-K on September 12, 2011.
(2)	Incorporated by reference to Exhibit 3.4 filed with the Form S-1(File No. 333-156414) or any of the amendments filed thereto.
(3)	Incorporated by reference to the exhibit with the corresponding number filed with the Form S-1 (File No. 333-156414) or any of the amendments filed thereto.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Form 8-K on November 22, 2011.
(5)	Incorporated by reference to the exhibit with the corresponding number filed with the Form 10-K for the year ended December 31, 2012.
(6)	Incorporated by reference to the exhibit with the corresponding number filed with the Form 10-Q for the quarterly period ended March 31, 2012.
(7)	Incorporated by reference to the exhibit with the corresponding number filed with the Form 10-Q for the quarterly period ended June 30, 2012.
(8)	Incorporated by reference to the Exhibit 10.1filed with the Form S-8 on August 31, 2012 .
(9)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 filed with the Form 8-K on April 26, 2012.
(10)	Incorporated by reference to Exhibit 10.1 filed with the Form 8-K on May 18, 2012.
(11)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 filed with Form 8-K on October 5, 2012.
(12)	Incorporated by reference to Exhibits 10.1and 10.2 filed with the Form 8-K on November 8, 2012.
(13)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with the Form 8-K on February 8, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2013	FRIENDFINDER NETWORKS INC.

/s/ Anthony Previte
Anthony Previte
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Anthony Previte	Chief Executive Officer, President & Director	April 1, 2013
Anthony Previte	(Principal Executive Officer)

/s/ Ezra Shashoua	Chief Financial Officer	April 1, 2013
Ezra Shashoua	(Principal Financial & Accounting Officer)

/s/ Daniel C. Staton	Co-Chairman of the Board	April 1, 2013
Daniel C. Staton

/s/ Marc H. Bell	Co-Chairman of the Board	April 1, 2013
Marc H. Bell

/s/ Donald A. Johnson	Director	April 1, 2013
Donald A. Johnson

/s/ Robert B. Bell	Director	April 1, 2013
Robert B. Bell

/s/ James LaChance	Director	April 1, 2013
James LaChance

/s/ Jason Smith	Director	April 1, 2013
Jason Smith

/s/ Toby E. Lazarus	Director	April 1, 2013
Toby E. Lazarus

/s/ Steven Rattner	Director	April 1, 2013
Steven Rattner

/s/ Kai Shing Tao	Director	April 1, 2013
Kai Shing Tao