Form 10-K/A
period 2012-12-31
FriendFinder Networks Inc.
filed 2013-04-30
CIK 1451951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  001-34622

FriendFinder Networks Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-3750988
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6800 Broken Sound Parkway, Suite 200	33487
Boca Raton, Florida	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (561) 912-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	NASDAQ Global Market

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

As of April 15, 2013, the registrant had 32,822,761 shares of common stock outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by FriendFinder Networks Inc. ("FFN") to amend the Annual Report on Form 10-K for the year ended December 31, 2012 filed by the registrant with the Securities and Exchange Commission ("SEC") on April 1, 2013 (the "Form 10-K") to update one item of information previously disclosed in Part I, Item 1 of the Form 10-K and to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K. No other items are being amended except as described in this Explanatory Note.

ITEM 1. BUSINESS

Employees

As of December 31, 2012, we had approximately 333 full-time employees and 6 part-time employees U.S. based and 119 full-time employees internationally based, none of whom is represented by a collective-bargaining agreement.  We believe we maintain a satisfactory relationship with our employees.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)          Identification of Directors

Our Bylaws provide that our Board of Directors shall consist of a minimum of two (2) Directors and a maximum of fifteen (15) Directors. The number of Directors may be established and changed from time to time by a majority vote of the stockholders or by resolution of a majority of the Board of Directors. Our Board of Directors is currently comprised of ten (10) members. On March 29, 2012, our Board of Directors expanded the size of the Board from seven to ten members and appointed Donald A. Johnson, Steven Rattner and Kai Shing Tao to fill the three vacancies created by the expansion of the Board.  Messrs. Johnson, Rattner and Tao along with our other Directors named below were each elected by our stockholders at our 2012 Annual Meeting of Stockholders and will serve as Directors for a term expiring at the 2013 Annual Meeting of Stockholders. The following table sets forth the name, age, since when the Director has served as a Director and current positions with FriendFinder Networks Inc. ("FriendFinder" or the "Company").

Directors	Age	Director Since	Current Positions

Marc H. Bell	45	2004	Co-Chairman of the Board
Daniel C. Staton	60	2004	Co-Chairman of the Board
Anthony Previte	48	2012	Chief Executive Officer, President and Director
Robert B. Bell	74	2005	Director
Donald A. Johnson	50	2012	Director
James “Jim” LaChance	48	2008	Director
Toby E. Lazarus	45	2009	Director
Steven Rattner	53	2012	Director
Jason Smith	40	2005	Director
Kai Shing Tao	36	2012	Director

The following is a brief biographical statement for each Director:

Marc H. Bell has been a Co-Chairman of the Board since July 1, 2012 and a consultant to our company since October 5, 2012. Mr. Bell was previously our Chief Strategy Officer from July 2012 until October 2012, our Chief Executive Officer from October 2004 until June 2012 and has been a Director since October 2004.  Mr. Bell also served as our President from October 2004 until March 2012. Mr. Bell has served as a member of the Board of Directors of ARMOUR Residential REIT, Inc. ("ARMOUR"), a publicly-traded real-estate investment trust ("REIT") (NYSE: ARR) that invests in and manages a leveraged portfolio of agency mortgage backed securities and other mortgage-related investments, since November 2009. Mr. Bell has also served as a member of the Board of Directors of JAVELIN Mortgage Investment Corp. ("JAVELIN"), a publicly-traded REIT (NYSE: JMI) that invests in and manages a leveraged portfolio of agency mortgage backed securities, non-agency mortgage backed securities and other mortgage-related investments since June 2012. Mr. Bell served as Chairman of the Board of Directors and Treasurer of Enterprise Acquisition Corp. ("EAC") from its inception in July 2007 until its merger with ARMOUR in November 2009. Mr. Bell has served as Managing Director of Marc Bell Capital Partners LLC, an investment firm which invests in media and entertainment ventures, real estate and distressed assets, since 2003. Previously, Mr. Bell was the founder and President of Globix Corporation, a full-service commercial internet service provider with data centers and a private network with over 20,000 miles of fiber spanning the globe. Mr. Bell served as Chairman of the Board of Globix Corporation from 1998 to December 2003 and Chief Executive Officer from 1998 to 2001. Mr. Bell was also a member of the Board of Directors of EDGAR Online, Inc. (Nasdaq: EDGR), an internet-based provider of filings made by public companies with the SEC, from 1998 to 2000. Mr. Bell has also been a co-producer of several Broadway musicals and plays (Jersey Boys, The Wedding Singer, August: Osage County, A Catered Affair and Rock of Ages) and has been a winner of the American Theatre Wing’s Tony Award (“2008 Best Play” for August: Osage County and “2006 Best Musical” for Jersey Boys). Mr. Bell is the Executive Producer and a Co-Producer of several full-length motion pictures, and he is an investor in multiple hospitality venues. Mr. Bell is a member of the Board of Trustees of New York University and New York University School of Medicine and was an adjunct instructor at the Global Entrepreneurship Center of Florida International University, where he taught graduate courses in Entrepreneurship. Mr. Bell holds a B.S. degree in accounting from Babson College and an M.S. degree in real estate development and investment from New York University. Mr. Bell is the son of Robert B. Bell, one of our Directors.

Mr. Bell’s past executive leadership experience with public and private companies, as well as his experience serving on the board of directors of several public companies, enables him to provide valuable business, leadership, and management advice to the Board of Directors.

Daniel C. Staton has been a Co-Chairman of the Board since July 1, 2012 and a consultant to our company since October 5, 2012. Mr. Staton previously served as our Chairman of the Board from October 2004 until June 2012 and also served as our Treasurer from December 2008 to June 2011. Mr. Staton has served as the Non-Executive Chairman of the Board of Directors of ARMOUR since November 2009 and of JAVELIN since June 2012. Mr. Staton served as President and Chief Executive Officer and as a member of the Board of Directors of EAC from its inception in July 2007 until its merger with ARMOUR in November 2009. Mr. Staton has more than 11 years of experience sourcing private equity and venture capital investments. Mr. Staton co-founded Barbican Capital REIT Fund LLC in 2010, a hedge fund dedicated to investing in publicly-traded REITs, and has been the general partner of Barbican since its inception. Mr. Staton has served as Managing Director of Staton Capital LLC, a private investment firm, since 2003. Mr. Staton served as President of The Walnut Group, a private investment firm that has made over 20 private equity and venture capital investments, from 1997 to January 2007. Prior to forming The Walnut Group, Mr. Staton served as General Manager and partner of Duke Associates from 1981 to 1993. With its initial public offering, Mr. Staton became Chief Operating Officer and a director of Duke Realty Investments, Inc. (NYSE: DRE), a real estate investment trust, from 1993 to 1997. Mr. Staton served as Chairman of the Board of Directors of Storage Realty Trust, a real estate investment trust, from 1997 to 1999 and led its merger with Public Storage (NYSE: PSA), where he has served on the Board of Directors since 1999. The Walnut Group was an initial investor in and Mr. Staton served as director of Build-a-Bear Workshop (NYSE: BBW), a specialty retailer with over 300 stores, from 1998 until its initial public offering in 2004. The Walnut Group was an initial investor in Deal$: Nothing Over a Dollar, a specialty retailer which grew from one location to 67 locations until its sale to Supervalu Inc. in 2002. In connection with other investments by The Walnut Group, Mr. Staton served as director of Ameristop, a convenience store operator with over 140 locations, from 1998 to 2003, as a director of Skylight Financial, a credit card company for the “underbanked,” from 1998 until its sale in 2007 and as a director of Changing Paradigms, a leader in private label household products, from 1999 until its sale in 2006. Mr. Staton also invested in and served as a director of United Sports Ventures, owner of three minor league baseball and four minor league hockey teams, from 1997 to 2002. Mr. Staton has co-produced or invested in numerous successful Broadway musicals, and plays including The Producers, Hairspray, Jersey Boys, and August: Osage County all of which won the Tony Award for “Best Musical” or “Best Play” as well as A Catered Affair and Smokey Joe’s Cafe´, Broadway’s longest-running musical revue. Mr. Staton is an investor in multiple hospitality venues.  Mr. Staton majored in Finance at the University of Missouri and holds a B.S. degree in specialized business from Ohio University and a B.S. degree in business (management) from California Coast University. Mr. Staton has served as Executive in Residence at both the University of Missouri and Ohio University.

Mr. Staton has extensive experience serving on the board of directors of public and private companies and sourcing private equity and venture capital investments and brings significant corporate governance expertise to the Board of Directors.

Anthony Previte has been our President since March 30, 2012 and our Chief Executive Officer since July 1, 2012. Mr. Previte previously served as our Chief Operating Officer from February 2008 until July 2012. From March 2003 to January 2008, Mr. Previte was Managing Member of Starsmith LLC, a financial business consulting and outsourcing services company that provided consulting services to us from December 2006 until December 2007. From October 1998 to March 2003, Mr. Previte was with Globix Corporation where he served as Chief Technology Officer and Chief Operating Officer.

Mr. Previte's position as our President and Chief Executive Officer and his broad knowledge of our Company and its operations as well as our industry provide valuable business, leadership and management advice to the Board of Directors.

Robert B. Bell has been a Director since 2005. Currently retired, Mr. Bell served as Executive Vice President and Chief Financial Officer of Globix Corporation from 1994 to September 1999. Prior to joining Globix, Mr. Bell was a practicing attorney in New York City at the firm of Bell, Kalnick, Beckman, Klee and Green LLP, which Mr. Bell founded in the early 1970s and specialized in the law of international real estate joint ventures and investment. He is the author of Joint Ventures in Real Estate published by John Wiley & Sons. Prior to 1994, Mr. Bell was for over 15 years an Adjunct Professor at New York University. Mr. Bell has a B.S. degree from New York University and a Juris Doctorate degree from the University of California at Berkeley. Mr. Bell is the father of Marc H. Bell, our Co-Chairman of the Board.

Mr. Bell's past position as a vice president and chief financial officer for a public company as well as his many years of experience as a practicing attorney provide valuable insight to the Board of Directors, particularly as it relates to management, financial and legal matters.

Donald A. Johnson has been a Director since March 29, 2012 and currently serves as Chairperson of the Compensation Committee. Mr. Johnson is a Managing Board Member at Heritage Development, LLC, a consulting company that develops mathematical software for horse racing companies.  Since 1999, Mr. Johnson has also served as Chief Executive Officer of C.J. & Associates, Inc., a business development company.  From 1997 to 2005, Mr. Johnson served on the board of directors of The Children’s Cultural Center, a nonprofit organization focused on enhancing the cultural education and enrichment of the youth of Bucks County, Pennsylvania. Mr. Johnson has served on numerous boards of directors and held executive positions at various horseracing companies including but not limited to: Thoroughbred Racing Association (1992 to 1995); Pegasus Riding Academy Inc. (1992 to 1999); M.A.D.R.E. Enterprises Inc. (1985 to 1994); Texas Racing Commission (1991); Oregon Racing, Inc. (1989-1991); Park Concession Company (1990 to 1992); Portland Meadows Race Course (1989 to 1990); Wyoming Pari-Mutuel Commission (1986 to 1989); and Meadow Creek Enterprises (1987 to 1994).

Mr. Johnson's experience on various boards of directors and his experience as a Chief Executive Officer allow him to provide valuable advice and insight to the Board of Directors, specifically as it relates to management and consulting matters.

James “Jim” LaChance has been a Director since October 2008 and currently serves as the Chairperson of the Audit Committee and as a member of the Compensation Committee. Mr. LaChance has served as a director of Horizon Lines, Inc. (OTC: HRZL.PK), a domestic ocean shipping and integrated logistics company, since November 2011, and he has served as Chairman of the Board of Global Aviation Holdings Inc., since February 2013.  Since 2004, Mr. LaChance is also a director of Northern Offshore Ltd., a drilling and production services company listed on the Oslo Stock Exchange (Oslo Bors: NOF.OL). Mr. LaChance recently joined the Board of Global Aviation Corp as its Chairman. From July 2005 to February 2008, Mr. LaChance served as portfolio manager at Satellite Asset Management, L.P., an investment management fund in New York with approximately $7 billion of assets under management. From 2002 to June 2005, he was a Partner at Post Advisory Group, LLC, an investment management firm in Los Angeles with $8 billion of assets under management. Prior to that, from 1997 to 2001, he managed a number of hedge funds for LibertyView Capital Management. Mr. LaChance began his professional career as an audit and management consultant for Arthur Andersen & Co. Subsequent to obtaining his MBA, Mr. LaChance worked as a restructuring and merchant banker with Chase Manhattan Bank. Mr. LaChance graduated from Northeastern University with a B.A. degree in business administration and an M.B.A. degree from the Stern School of Business at New York University.

Mr. LaChance has over ten years of investment banking and investment management experience, which allows him to provide valuable insights and advice to the Board of Directors and the committees, particularly as it pertains to the capital markets.

Toby E. Lazarus has been a Director since March 2009 and currently serves as Chairperson of the Nominating and Corporate Governance Committee. Since 2004, Dr. Lazarus has served as Vice President of Operations for Lumen Management LLC. Lumen Management LLC is the general partner of Lumen Capital LP. Lumen Capital LP is a multi-strategy investment partnership. Prior to joining Lumen Management LLC, she served in various positions in hospitals and health centers across the United States with an emphasis on developmental psychology and psychiatry. Dr. Lazarus graduated from Johns Hopkins University, Phi Beta Kappa with honors in psychology, received her M.A. and Ph.D. in developmental psychology from the University of Chicago with a focus on neuropsychology and has presented her work at various conferences in the United States.

Dr. Lazarus’ past management positions and extensive understanding of human behavior provide important expertise to the Board of Directors and the committees, particularly as it relates to management and employee matters.

Steven Rattner has been a Director since March 29, 2012 and currently serves as a member of the Audit Committee. Mr. Rattner co-founded Donaldson Lufkin & Jenrette’s (DLJ) Leveraged Finance business, and was instrumental in building and managing one of the most well-known and respected credit underwriting, sales, trading and research operations on Wall Street. From 1988 to 2008, Mr. Rattner served as partner at DLJ Merchant Banking Partners (DLJMBP), one of the first private equity funds located within a major investment bank. Mr. Rattner retired from DLJMBP as a full time partner at the end of 2008 which corresponded with the completion of the investment period of the last fund.  He continues to sit on a number of boards for the benefit of the fund, acts as a consultant for various money managers in making investments in both debt and equity and as an advisor for operating businesses assisting them with sharpening their long and short-term strategies.  Mr. Rattner has served on numerous boards of directors of public and private companies including Warner Chilcott, Hard Rock Hotel and Casino, Peachtree Financial and Safilo Group International.

Mr. Rattner's experience in financial institutions along with his vast knowledge in numerous areas of business, financial and investment sectors allows him to provide valuable insight to the Board of Directors, particularly as it pertains to financial, investment and capital raising matters.

Jason H. Smith has been a Director since 2005 and currently serves as a member of both the Audit Committee and the Nominating and Corporate Governance Committee. Since 2000, Mr. Smith has overseen and managed investments for BJS Family Partnership, Ltd. and B-Smith Enterprises, companies which own seven industrial and residential real estate properties totaling over 4 million square feet in five states. From 1994 to December 2008, Mr. Smith was the Chief Operating Officer at Hopper Radio of Florida Inc., a consumer electronics distribution business which, among other things, designed, sourced and distributed the Memorex brand of consumer electronics. Mr. Smith spearheaded the Disney Electronics line of consumer electronics which debuted in 2003 through a partnership with Disney Consumer Products. He oversaw the due diligence process in the eventual sale of the business to Imation in 2007. Mr. Smith graduated from the University of Florida with a Bachelor of Science degree in business administration, with a major in marketing and a minor in environmental studies.

Mr. Smith’s past investment management experience, as well as his work spearheading corporate initiatives, allows him to provide valuable business and leadership advice to the Board of Directors and the committees.

Kai Shing Tao has been a Director since March 29, 2012 and currently serves as a member of the Compensation Committee and the Nominating and Corporate Governance Committee.  Since October 2012, Mr. Tao has served as Chairman and Chief Executive Officer of Remark Media, Inc., a publicly traded global digital media company (NASDAQ: MARK) and has served as a director since October 2007.  Mr. Tao also serves as Chairman and Chief Investment Officer of Pacific Star Partners, a private investment group.  Prior to founding Pacific Star Partners, Mr. Tao was a partner at FALA Capital Group, a single-family investment office, where he was responsible for the global liquid investments outside the operating companies. He is an experienced global investor with a concentration in the Greater China region and the United States. Mr. Tao’s areas of business interests include the fields of real estate, consumer products, gaming, manufacturing, technology, media and telecommunications.  Mr. Tao has significant experience serving on the board of directors of both public and private companies. Since 2007, Mr. Tao has served as a member of the board of directors of Remark Media, Inc. (formerly HSW International, Inc.), a global digital media company focused on developing social media businesses that incorporate relevant, high quality content.  Since 2006, he has served on the board of Genesis Today, a private nutritional supplement and juice company. In 2010, Playboy Enterprises, Inc. elected him to its board of directors where he served until the company went private in 2011.  Mr. Tao is a graduate of the New York University Leonard N. Stern School of Business.

Mr. Tao's executive experience in the investment and financial sectors, his prior board service with Playboy Enterprises, Inc. and his knowledge and experience in the Greater China region allow him to bring valuable insight to the Board of Directors.

(b)          Identification of Executive Officers

The following is a list of individuals serving as executive officers of FriendFinder as of April 15, 2013.

Name	Age	Position
Anthony Previte	48	Chief Executive Officer and President

Ezra Shashoua	58	Chief Financial Officer
Robert Brackett	35	President, Internet Group
James Sullivan	50	Chief Operating Officer (Acting)
David Gellen	45	Senior Vice President and General Counsel

Please refer to the biographical information for Mr. Previte listed above in the “Identification of Directors” section.

Ezra Shashoua has been our Chief Financial Officer since January 2008. From September 2007 to January 2008, Mr. Shashoua served as a consultant to us. Mr. Shashoua also served as the Chief Financial Officer of EAC, a publicly held blank check company organized for the purpose of effecting a merger, acquisition or other similar business combination with an operating business, from January 2008 to November 2009. From June 2003 to May 2007, he was Executive Vice President and Chief Financial Officer of Cruzan International, Inc., a Florida-based publicly-held spirits company which owned the Cruzan Rum brand and several manufacturing plants. He was part of the management team that grew the Cruzan brand into a 700,000 annual case premium rum. Prior to his employment at Cruzan, Mr. Shashoua served as Executive Vice President from 2001 to June 2003 at NationsRent, Inc., a publicly-held NYSE equipment rental company. NationsRent filed a voluntary bankruptcy petition in December 2001. The plan of reorganization, the development of which was led by Mr. Shashoua, was confirmed by the bankruptcy court in May 2003. Mr. Shashoua had previously been at 7-Eleven, Inc. where he served in several roles of increasing responsibility over 18 years culminating in his appointment as Chief Financial Officer. During his tenure, 7-Eleven, Inc. went through a leveraged buyout, reorganization and sale. After reorganization, Mr. Shashoua was a leader of the management team that revitalized the 7-Eleven convenience store concept. Mr. Shashoua started his career as an attorney at the law firm of Sonnenschein Nath & Rosenthal LLP in Chicago. He holds a B.A. degree from Northwestern University and a J.D. degree from Illinois Institute of Technology- Chicago Kent College of Law.

Robert Brackett has been the President of our Internet Group since December 2007. Prior to that, Mr. Brackett was Interim President of Various, Inc. from October 2006 to December 2007, when we acquired Various. From 2003 to 2006, Mr. Brackett served as Chief Technology Officer of Various. From 1999 to 2001, Mr. Brackett was software developer at iPrint Technologies, the internet’s first online print shop. Mr. Brackett developed software at iPrint to allow the easy creation of custom print shops for many large businesses such as Oracle, Washington Mutual and 3M. Mr. Brackett graduated from the University of California-Santa Cruz with highest honors in computer science and honors in language studies.

James Sullivan has been our Chief Operating Officer (Acting) since October 2012.  Mr. Sullivan joined our company in April 2005 and served as the President of our Licensing and Publishing groups from March 2008 through June 2012 and as Chief Operating Officer from January 2006 through February 2008.  Prior to joining our company, Mr. Sullivan served as Managing Director at Seneca Financial Group, a restructuring firm that helps companies with their financial and operational restructuring, refinancing, asset redeployments, divestitures and acquisitions.  Prior to Seneca, Mr. Sullivan was Senior Vice President at S.N. Phelps & Co., a merchant bank and holding company specializing in distressed and restructuring situations of both publicly traded and private companies from 1994 through 2001.  Mr. Sullivan joined S.N. Phelps from Nantucket Holding Company, where he provided strategic planning and portfolio management services for numerous companies. During his tenure at Nantucket Holding, he was also the Chief Operating Officer and Senior Vice President of Houlihan/Lawrence, Inc., a full-service regional real estate company that operated under the umbrella of the Nantucket Holding Company.  Mr. Sullivan did his undergraduate work at the University of Vermont as well as earned other professional designations from New York University’s Real Estate Institute.

David Gellen has been our Senior Vice President and General Counsel since February 2011. From May 2007 to February 2011, Mr. Gellen was a shareholder at the law firm of Greenberg Traurig, P.A. where he was a member of the Corporate and Securities, Intellectual Property and Technology and Media Practice Groups. From May 2001 to May 2007, Mr. Gellen directed the corporate and legal affairs as General Counsel of Pace Americas, Inc., a subsidiary of Pace plc, a publicly held (London Stock Exchange) technology developer of digital technology products for the global payTV market. Prior to joining Pace Americas, Inc., Mr. Gellen was a partner at the law firm of Kutak Rock LLP. Mr. Gellen is a graduate of the Temple University James E. Beasley School of Law where he earned his Juris Doctorate degree. He also received his Bachelor of Arts degree, with high honors, from the University of Florida.

(c)          Identification of Certain Significant Employees

Not applicable.

(d)          Family Relationships

Marc H. Bell, our Co-Chairman of the Board, is the son of Robert B. Bell, one of our Directors.

(e)          Business Experience

The business experience of each of our current directors and executive officers is set forth in Part III, Item 10(a), “Identification of Directors” and Part III, Item 10(b), “Identification of Executive Officers,” respectively, of this Annual Report on Form 10-K/A.

The directorships currently held, and held during the past five years, by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15 of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Part III, Item 10(a), “Identification of Directors” of this Annual Report on Form 10-K/A.

(f)           Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended December 31, 2012 ("Fiscal 2012") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

 (g)         Promoters and Control Persons

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

During Fiscal 2012, our Audit Committee consisted of James LaChance (Chairperson), Barry Florescue and Jason Smith from January 1, 2012 through our annual stockholders meeting held on May 30, 2012, and following May 30, 2012, the Audit Committee consisted of Mr. LaChance (Chairman), Mr. Smith and Mr. Rattner.

Our Audit Committee was, and will at all times be composed exclusively of “independent directors,” who are “financially literate” as defined under Nasdaq listing standards. The definition of “financially literate” generally means being able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

In addition, a listed company must certify to Nasdaq that the committee will have at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual's financial sophistication.  Our Board of Directors has determined that Mr. LaChance satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

 (j)          Procedures for Stockholder Nominations to the Board of Directors

No material changes were made during Fiscal 2012 to the procedures for stockholders to follow with respect to recommending nominees to the Company's Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires that our Directors, executive officers and persons who beneficially own 10% or more of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities.  To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2012, all such filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with, except for one Form 4 not timely filed by Andrew B. Conru.

Code of Business Conduct and Ethics and Code of Ethics for the Chief Executive Officer and Senior Financial Officers

We adopted a code of business conduct and ethics that applies to our Chief Executive Officer, our Chief Financial Officer as well as all other executive officers, Directors and employees. We also adopted a code of ethics for the Chief Executive Officer and senior financial officers. Our code of business conduct and ethics codify the business and ethical principles that govern all aspects of our business and will be made available in print, free of charge, to any stockholder requesting a copy in writing from our Secretary at our headquarters in Boca Raton, Florida. Copies of our code of business conduct and ethics and code of ethics are available on our website at www.ffn.com, under “About us: Investor Relations: Corporate Governance.” The inclusion of our website address in this Form 10-K/A does not include or incorporate by reference the information on our website into this Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Discussion and Analysis

The following compensation discussion and analysis in this Form 10-K/A provides information regarding the objectives and elements of our compensation philosophy and policies for the compensation of our executive officers that appear in the “Summary Compensation Table” below (referred to throughout this section collectively as our “Named Executive Officers”). Our Named Executive Officers for the fiscal year ended December 31, 2012 were:

•	Anthony Previte, Chief Executive Officer and President

•	Marc H. Bell, Co-Chairman of the Board, Former Chief Executive Officer and President

•	Daniel C. Staton, Co-Chairman of the Board

•	Ezra Shashoua, Chief Financial Officer

•	Robert Brackett, President, Internet Group

Mr. Previte served as our Chief Operating Officer during the period of January 1, 2012 until June 30, 2012.  Mr. Previte became our President on March 30, 2012 and our Chief Executive Officer on July 1, 2012.

Mr. Bell served as our Chief Executive Officer from the period of January 1, 2012 until June 30, 2012 and as our President during the period from January 1, 2012 until March 29, 2012. From July 1, 2012 until October 5, 2012, Mr. Bell served in the role of Chief Strategy Officer. Beginning July 1, 2012, Mr. Bell served in the role of Co-Chairman of the Board along with Mr. Staton in an executive capacity from July 1, 2012 until October 5, 2012 and in a non-executive capacity beginning October 5, 2012.  Mr. Staton served as Chairman of the Board from January 1, 2012 through June 30, 2012 and Co-Chairman of the Board in an executive capacity from July 1, 2012 until October 5, 2012 and in a non-executive capacity beginning October 5, 2012. Mr. Shashoua served in the role of our Chief Financial Officer during 2012. Mr. Brackett served in the role of our President, Internet Group, during 2012.  Each of these persons is included in the “Summary Compensation Table” below because of his position or role with us, together with the amount of total compensation earned by them in 2012.

Compensation Committee

Our Compensation Committee was established in accordance with the rules and regulations of the SEC and NASDAQ and Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code.  As discussed elsewhere in this Form 10-K/A, our Compensation Committee is responsible for reviewing and determining the compensation of our Named Executive Officers.  Our Compensation Committee is also responsible for reviewing and determining our incentive compensation and equity-based plans, including granting stock options and other equity-based awards. The Compensation Committee, in conjunction with our Chief Executive Officer and our Chief Financial Officer, strives to ensure that the total compensation paid to our Named Executive Officers is fair, reasonable and competitive.

Compensation Philosophy and Objectives

Our formal compensation philosophy provides that our Compensation Committee will consider a variety of factors in determining the compensation of our Named Executive Officers. Such factors include, but are not limited to, prior training, prior relevant work experience and the extent to which an executive officer possesses such skills or knowledge that render him or her essential to our business or difficult to replace.  Our Compensation Committee has continued to follow the general approach to executive compensation, which includes rewarding superior individual and company performance, such as meeting certain Adjusted EBITDA targets, with commensurate compensation as part of a comprehensive compensation policy.

Role of Executive Officers in Compensation Decisions

During the first half of 2012, decisions as to the compensation of our Named Executive Officers were made by our Compensation Committee and our Board of Directors upon recommendations of our former Chief Executive Officer and former Chairman.  Mr. Previte, in consultation with Mr. Shashoua, served a role in making compensation recommendations to the Compensation Committee for review and consideration during the first half of 2012 through the establishment of the 2012 Cash Bonus Plan (as defined below) requiring the achievement of certain Adjusted EBITDA targets in order to receive a bonus.

In the past, Named Executive Officers who are also Board members participated in the discussion of their compensation but abstained from the determination of their compensation. Prior to the second half of 2012, our former Chief Executive Officer and our former Chairman of the Board reviewed the performance of each of our Named Executive Officers (other than their own performance which had historically been reviewed by our Board of Directors) periodically but not in accordance with any specific schedule. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and bonus payout amounts, were presented to our Board of Directors, which had the discretion to modify any recommended adjustments or awards to executives.

Beginning in the second half of 2012, decisions as to the compensation of our Named Executive Officers are made by our Compensation Committee and our Board of Directors upon the recommendations made by our Chief Executive Officer and Chief Financial Officer.

Our Compensation Committee determines each element of compensation for our Named Executive Officers. Our Chief Executive Officer and our Chief Financial Officer continue to review the compensation and performance of each Named Executive Officer other than themselves annually and make recommendations to the Compensation Committee regarding each Named Executive Officer's total compensation package for the following year. The Compensation Committee in turn makes the final decisions regarding compensation packages, taking into account such input.

Our Compensation Committee approves grants of options to purchase shares of common stock without the approval of our Board of Directors. Incentive compensation and awards under equity-based plans are also determined by our Compensation Committee.

Setting Executive Compensation

Due to the unique nature of each Named Executive Officer's duties, our criteria for assessing executive performance and determining compensation in any given year are inherently subjective and are not based upon specific formulas or weighing of factors. While our Compensation Committee has a general understanding of the compensation practices of other similar companies and does consider general marketplace information when making compensation decisions, we have not, to date, felt it necessary to utilize the services of a compensation consultant or to do any formal benchmarking.

Executive Compensation Components

The principal components of compensation for our Named Executive Officers, are:

•	base salary;

•	bonuses;

•	long-term equity incentive compensation in the form of stock options or restricted stock; and

•	retirement benefits.

Our Compensation Committee authorizes payment of each of these components in order to ensure that a desirable overall mix is established between base compensation and incentive compensation. The committee also evaluates on a periodic basis the overall competitiveness of our executive compensation packages as compared to packages offered in the marketplace for which we compete for executive talent. Overall, our committee believes that our executive compensation packages are currently appropriately balanced and structured to retain and motivate our Named Executive Officers.

Base Salary

We provide our Named Executive Officers and other employees with base salary to compensate them for services rendered during the year. Base salary ranges for Named Executive Officers are determined for each executive based on his or her position and scope of responsibility. The initial base salary for most of our Named Executive Officers was established in their initial employment/service agreements with us.

Salary levels are reviewed occasionally upon a promotion, a material change concerning the Company or other material change in job responsibility. During the first half of 2012, merit based increases for Named Executive Officers, other than our former Chief Executive Officer and our former Chairman of the Board, were based upon our former Chief Executive Officer and our former Chairman’s recommendation to the Compensation Committee and during the second half of 2012,  merit based increases for Named Executive Officers were based on our Chief Executive Officer’s recommendation to the Compensation Committee, which then makes its own assessment of the individual's performance and approves or modifies such recommendation.

During 2012, in reviewing base salaries for our Named Executive Officers, our Compensation Committee, in consultation with our former Chief Executive Officer and former Chairman for the first half of 2012 and our current Chief Executive Officer and Chief Financial Officer for the second half of 2012 primarily considered:

•	the Named Executive Officer's total compensation package, both individually and relative to other executive officers; and

•	the individual performance of the Named Executive Officer.

In March 2012, we agreed as part of the Supplemental Indentures we executed with the trustee under our 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013 to limit the cash compensation of each employee that is an owner or beneficial holder of 5% of our stock to $500,000 per year.  This limit applied to Messrs. Bell and Staton for the fiscal year ending December 31, 2012.

On April 1, 2010, our former Chief Executive Officer, Marc H. Bell, and our former Chairman of the Board, Daniel C. Staton, approved an increase in the annual base salary of Mr. Shashoua from $400,000 per year to $480,000 per year, and authorized an increase in the annual base salary of Mr. Previte from $500,000 to $600,000. In each case, these increases reflect increased responsibilities resulting from the expansion and success of our business. Mr. Previte's employment agreement was amended and restated on April 24, 2012, providing for, among other things, an increase in his base salary to $800,000 for the period commencing March 30, 2012 through June 30, 2012 and an increase in his base salary to $990,000 for the period commencing July 1, 2012 through the remainder of his term.

The employment agreements of Messrs. Bell and Staton were also amended and restated on April 24, 2012 to each provide for, among other things, an annual base salary of $500,000.

On May 10, 2012, our Board of Directors approved an increase to the base salary of Mr. Brackett, from $396,000 to $480,000. Mr. Brackett's new base salary of $480,000 was effective as of the payroll period beginning on May 6, 2012.

We entered into an amended and restated employment agreement with Mr. Shashoua on May 15, 2012 pursuant to which Mr. Shashoua would continue to receive a base salary of $480,000.

On October 5, 2012, we and Messrs. Bell and Staton agreed to terminate their respective amended and restated employment agreements, at which point we entered into consulting agreements with each of Mr. Bell and Mr. Staton. These agreements are described in greater detail below under the section "— Executive Employment Agreements."

On March 22, 2013, the Compensation Committee approved an increase to Mr. Shashoua's base salary from $480,000 to $600,000, effective March 27, 2013.

Bonuses

We use bonuses to reward individual and company performance, however, these bonuses vary from executive to executive. Following our IPO, Messrs. Bell and Staton were eligible for annual bonuses of up to 100% of their annual base salaries, subject to the terms of our note agreements, as amended. Messrs. Bell and Staton did not receive bonuses for 2011. To incentivize Mr. Shashoua to stay with us through our IPO, Mr. Shashoua's employment agreement also contemplated a bonus of up to 50% of annual base salary, contingent upon his continued employment upon the completion of our IPO. Prior to entering into the amended and restated employment agreement with Mr. Previte in March 2012, we had not entered into any formal bonus arrangement with Mr. Previte. On October 27, 2010, we issued new debt to repay our then existing debt, which we refer to as the New Financing. In December 2010, in recognition of the efforts of Messrs. Previte and Shashoua in the successful consummation of the New Financing, they were each granted a discretionary bonus of $150,000 by our former Chief Executive Officer and our former Chairman of the Board. In January 2011, Mr. Shashoua received a discretionary bonus of $233,333. We determined that half of this bonus was earned in 2010 and half was earned in 2011. We did not pay any other discretionary bonuses during 2011.  Pursuant to the amended and restated employment agreement we entered into with Mr. Shashoua on May 15, 2012, Mr. Shashoua was eligible to receive a discretionary annual bonus up to 100% of his base salary upon achievement of specific goals and objectives under the 2012 Cash Bonus Plan (as defined below), however, the Compensation Committee determined in March 2013 that a bonus would not be granted for 2012 as the Adjusted EBITDA targets had not been met.

On December 1, 2010, in light of Mr. Brackett's role as a key executive of Various, Inc. and in order to secure his continued service with us, we entered into a new employment agreement pursuant to which his prior quarterly bonuses were replaced with an annual bonus. The bonus was designed to award Mr. Brackett for growth of the internet operations and the payment of any bonus was based on two factors, top-line revenue and Various, Inc. EBITDA. The payment of any bonus was calculated by adding the positive percentage change in top-line revenue of Various, Inc. from the prior year and the positive percentage change in Various EBITDA from the prior year, divided by two and multiplied by 10. The resulting percentage multiplied by Mr. Brackett's base salary yielded his annual bonus not to exceed 100% of his base salary. The annual bonus was calculated and paid within 30 days following completion of our audited financial reports for the prior year. For 2011, the bonus calculation yielded a bonus of 28.1% of base salary, or $111,404. For 2012, Mr. Brackett did not receive a bonus as the thresholds for payment of a bonus were not met. However, on March 22, 2013, the Compensation Committee approved the payment of a discretionary cash bonus in the amount of $55,000 for Mr. Brackett for his 2012 performance, effective March 27, 2013.

On March 26, 2012, the Compensation Committee approved the 2012 cash bonus plan for Messrs. Bell, Staton, Shashoua and Previte (the "2012 Cash Bonus Plan").  Pursuant to the 2012 Cash Bonus Plan, the Committee approved that the Company's achievement of certain Adjusted EBITDA targets in 2012 would be the basis for payment of a cash bonus under the 2012 Cash Bonus Plan.  Pursuant to the 2012 Cash Bonus Plan, none of these executive officers may receive more than 100% of their annual salary as a cash bonus on the basis of the Company's achievement of the Adjusted EBITDA targets.  Additionally, the Compensation Committee approved that under the 2012 Cash Bonus Plan, a discretionary bonus may be awarded to these executive officers if a successful refinancing of the Company's indebtedness occurs during 2012.  The Adjusted EBITDA thresholds for 2012 were not achieved under the 2012 Cash Bonus Plan and therefore, no bonuses were paid pursuant to this plan.  Additionally, since the Company did not consummate a refinancing of its indebtedness during 2012, no discretionary bonuses were awarded under the 2012 Cash Bonus Plan.

On March 22, 2013, the Compensation Committee approved the 2013 performance bonus plan for Messrs. Previte, Shashoua, Sullivan and Brackett (the "2013 Performance Bonus Plan"), effective as of March 27, 2013.  Pursuant to the 2013 Performance Bonus Plan, the Compensation Committee approved that the Company's achievement of certain Adjusted EBITDA targets in 2013 will be the basis for a cash bonus under the 2013 Performance Bonus Plan.  Pursuant to the 2013 Performance Bonus Plan, none of these executive officers may receive more than 100% of their annual base salary as a cash bonus on the basis of the Company's achievement of the Adjusted EBITDA targets.  Additionally, the Compensation Committee approved that a discretionary bonus may be awarded to these executive officers if a successful refinancing of the Company's indebtedness occurs during 2013.

Long-Term Equity Incentive Compensation

In light of our current efforts to refinance our indebtedness, management recommended to the Compensation Committee in March 2013 that it thought it was prudent to refrain from awarding any annual restricted stock and/or stock option grants, except those required by the Company's consulting agreements with Messrs. Bell and Staton and the annual stock option grants to the directors that is part of the directors' annual compensation.  The Compensation Committee agreed with management's recommendation and as a result, no awards of restricted stock and/or stock option grants were made in March 2013, except as disclosed above.  The following is a summary of the 2008 Stock Option Plan, the 2009 Restricted Stock Plan and the 2012 Stock Incentive Plan and award of grants of stock options and restricted stock made to the Named Executive Officers under these plans during 2012.

2008 Stock Option Plan

In April 2008, we adopted our 2008 Stock Option Plan, which was amended and restated and approved by our stockholders on February 1, 2010, in order to provide certain of our employees, directors and consultants with equity-based compensation and align their interests with those of our stockholders. The plan allows us to grant incentive stock options within the meaning of Section 422 of the Code, as well as nonqualified stock options. Subject to adjustment in accordance with the terms of our 2008 Stock Option Plan, 1,343,997 shares of our common stock were originally available for the grant of stock options under the plan. Shares of common stock issued under our 2008 Stock Option Plan may be authorized but unissued shares or treasury shares of common stock. If any stock options expire or terminate for any reason without having been exercised in full, the unpurchased shares shall become available for new option grants. As of April 15, 2013, 139,095 shares remain available for grant under the 2008 Stock Option Plan.

Our Compensation Committee administers the plan and has the authority to grant options, prescribe rules and regulations relating to the plan, interpret the plan and awards and make all other determinations necessary for the administration of the plan. We may amend or terminate the plan at any time, subject to stockholder approval in certain cases, but we may not materially impair the rights of an existing option holder without his or her consent. Unless it is terminated earlier, the plan will terminate on December 31, 2017.

The exercise price of the stock options will not be less than the aggregate fair market value of the shares of our common stock subject to such stock options on the date of grant, unless otherwise determined by the Compensation Committee in the case of a non-qualified stock option. The exercise price of any stock options granted upon the consummation of our IPO is $10.00 per share based on the price per share of our common stock sold to the public pursuant to our IPO. In general, stock options granted pursuant to the plan have a term of ten years and vest ratably over five years, unless otherwise specified by the administrator. Under the plan, an option holder may exercise his or her options by delivering written notice to our Secretary or our Treasurer and paying the exercise price in cash, shares of our common stock already owned by the option holder, or by cashless exercise using a broker.

In the event of a change in control (defined in the plan as any sale or conveyance of all or substantially all of our property and assets or any consolidation or merger of us or any acceptance of a tender offer for a controlling number of our shares), our Board of Directors may accelerate the vesting of options, notify option holders that their vested stock options may only be exercised within thirty days after they are notified or provide for outstanding options to be assumed or converted into similar options in any surviving or acquiring entity.

Except as permitted by the Board of Directors, stock options may not be transferred by an option holder, other than by will or by the laws of descent or distribution, and may only be exercised by an option holder, his or her legal representative or by a permitted transferee during the option holder's lifetime.

Unless otherwise determined by the Board of Directors or the Compensation Committee, in the event of an option holder's death, total and permanent disability or termination of employment with us for any reason other than for cause or the option holder's voluntary resignation, the option holder (or his or her legal representative, designated beneficiary, executor, administrator or heir in the case of death or disability) will have the ability to exercise his or her options that were vested at the time of the option holder's death, total and permanent disability or termination, as the case may be, within three months following the date of such death, disability or termination of employment, but no later than the expiration of the options. However, if the option holder's employment is terminated for cause or due to his or her resignation, the option holder's stock options will terminate on the date his or her employment terminates.

In the event that a non-employee Director has served his or her full term, any vested stock options that he or she holds as of the date his or her service terminates will be exercisable until the options expire. If a non-employee Director dies while serving on our Board of Directors, the vested stock options that he or she holds as of the date of death will be exercisable for one year following death, but no later than the date the stock options expire.

In the event of certain non-recurring changes in our capitalization or corporation transactions, the Compensation Committee, as the administrator of the plan, may determine the appropriate adjustment to be made to the stock options granted pursuant to the plan.

Each of our Named Executive Officers will be eligible to receive additional awards in the future under our 2008 Stock Option Plan or in connection with employment terms or agreements. Additional grants of stock options under our 2008 Stock Option Plan will be made both pursuant to employment agreements and ad hoc as to be determined by our Compensation Committee. To date, we have not established any formal option granting policies.

No awards of stock options were granted to the Named Executive Officers under the 2008 Stock Options Plan during 2011. On March 26, 2012, the Compensation Committee granted the following option awards to certain of the Named Executive Officers under the 2008 Stock Option Plan:  Ezra Shashoua – options to purchase 100,000 shares of common stock and Robert Brackett – options to purchase 100,000 shares of common stock.  In each case, the option award has an exercise price of $1.41 per share, the option award vests 20% on each of the first through fifth anniversaries of the grant date and has an expiration date of March 26, 2022. On April 3, 2012, we granted awards of options to purchase 2,000 shares of common stock under our 2008 Stock Option Plan to each of our directors, except for Messrs. Marc Bell and Daniel Staton, who were each granted awards of options to purchase 8,334 shares of common stock on April 24, 2012 pursuant to their consulting agreements.  The 2,000 option awards granted to each of our directors have an exercise price of $1.40 per share, the option awards vest 20% on the first anniversary of the grant date and on each anniversary thereafter, until fully vested, and have an expiration date of April 2, 2022. The 8,334 option awards granted to each of Messrs. Bell and Staton have an exercise price of $1.13 per share, the option awards vest 20% on the first anniversary of the grant date and on each anniversary thereafter, until fully vested, and have an expiration date of April 23, 2022. On April 3, 2013, each of our directors were granted awards of options to purchase 10,000 shares of common stock under our 2008 Stock Option Plan, except for Messrs. Bell and Staton, who were each granted awards of options to purchase 4,167 shares of common stock pursuant to their consulting agreements. The 10,000 shares of common stock granted to each of our directors have an exercise price of $0.53 per share, the option awards vest 20% on the first anniversary of the grant date and on each anniversary thereafter, until fully vested, and have an expiration date of April 2, 2023. The 4,167 option awards granted to each of Messrs. Bell and Staton have an exercise price of $0.53 per share, the option awards vest 20% on the first anniversary of the grant date and on each anniversary thereafter, until fully vested, and have an expiration date of April 23, 2023.

2009 Restricted Stock Plan

On March 23, 2009, in order to attract and retain key personnel, including our Named Executive Officers, and compensate them for services provided and to be provided in the future, our Board of Directors approved our 2009 Restricted Stock Plan.

Our 2009 Restricted Stock Plan is administered by our Compensation Committee which interprets the plan and exercises discretion pursuant to its terms. Our Compensation Committee may prescribe, amend and rescind rules and regulations relating to our 2009 Restricted Stock Plan and may make and approve all other determinations necessary for its administration. The decisions of our Compensation Committee on any interpretation of our 2009 Restricted Stock Plan or its administration will be final and binding.

The aggregate number of shares of restricted stock that may be granted under our 2009 Restricted Stock Plan is limited to one percent (1%) of the fully-diluted equity of our Company on the date that we consummated our IPO, which is 393,875 shares. Our Compensation Committee is charged with administering our 2009 Restricted Stock Plan and all Directors, employees and consultants of our Company or of any subsidiary of our Company are eligible to receive restricted stock grants under the plan. All grants of restricted stock will be governed by an award agreement between us and the recipient.  As of April 15, 2013, 13,875 shares remain available for grant under the 2009 Restricted Stock Plan.

Unless otherwise determined by the Compensation Committee, restricted stock granted under our 2009 Restricted Stock Plan will generally vest on the third anniversary of the grant date, subject to the Company's right to repurchase such shares upon the termination of the recipient's employment prior to such vesting date, except as provided in the immediately following sentence. Unless otherwise determined by the Compensation Committee, the repurchase price for the shares shall be $0.10 per share. Restricted shares will also vest prior to the third anniversary of the grant date if the recipient's employment has been terminated (i) by us for a reason other than for “cause”; (ii) by the recipient under circumstances that constitute “good reason” under the recipient's employment agreement (if the agreement contemplates this type of termination); (iii) as a result of a “change in control” of our Company (defined below); (iv) by reason of the recipient's death or disability; or (v) if the recipient's employment is pursuant to an employment agreement, upon the expiration of the term of the agreement. For purposes of our 2009 Restricted Stock Plan, “change in control” means (i) an acquisition of 50% or more of the then issued and outstanding stock of the Company or the power to elect or appoint a majority of the Board of Directors, (ii) a merger or consolidation resulting in the transfer of the voting power of more than 50% of the issued and outstanding shares or (iii) a sale or disposition of all or substantially all of the Company's assets.

Prior to vesting, the restricted shares may not be sold, assigned, transferred or pledged by the recipient. The recipient will otherwise have all the rights of a stockholder with respect to any such shares issued to him or her, including the right to vote them and to receive all dividends and other distributions paid with respect to them. Other than the aggregate number of shares that may be granted under our 2009 Restricted Stock Plan being limited to 393,875 shares, there are no other limitations on annual or aggregate awards under our 2009 Restricted Stock Plan.

The number of shares available for grant under our 2009 Restricted Stock Plan is subject to adjustment in the event of a stock split, reverse split, merger, recapitalization or similar transaction.

Our Board of Directors may amend, suspend or terminate our 2009 Restricted Stock Plan in whole or in part at any time, provided that the amendment does not adversely affect any rights or obligations of any recipients. Restricted stock granted under our 2009 Restricted Stock Plan is intended to be subject to Section 83 of the Code. No awards of restricted stock under the 2009 Restricted Stock Plan were made during 2011.

On March 26, 2012, the Compensation Committee approved the following grants of restricted stock under the 2009 Restricted Stock Plan to certain of our Named Executive Officers:  Anthony Previte – 100,000 shares of restricted stock, Ezra Shashoua – 100,000 shares of restricted stock, and Robert Brackett – 75,000 shares of restricted stock.  In each case, the grant of restricted stock vests on the third anniversary of the grant date.

2012 Stock Incentive Plan

On March 29, 2012, our Board of Directors adopted our 2012 Stock Incentive Plan (the "2012 Stock Incentive Plan"), which was approved by our stockholders on May 30, 2012. The 2012 Stock Incentive Plan authorizes our Compensation Committee to grant common stock, stock options, performance shares, performance units, restricted stock, stock appreciation rights and other awards (collectively,"Awards") that are valued in whole or in part by reference to, or otherwise based on, our common stock for up to 2,000,000 shares of common stock to our employees, officers, consultants and directors. Stock granted under the 2012 Stock Incentive Plan will generally vest between the third and fifth anniversary of the grant date, subject to the recipient’s continued service. The purpose of the 2012 Stock Incentive Plan is to enable us to attract, retain, reward and motivate employees, officers, directors (employee or non-employee) or consultants of our company (collectively, "Eligible Individuals") by providing them with an opportunity to acquire or increase a proprietary interest in our company and to incentivize them to expend maximum effort for the growth and success of our company, so as to strengthen the mutuality of the interests between the Eligible Individuals and our stockholders.  As of April 15, 2013, 944,000 shares remain available for grant under the 2012 Stock Incentive Plan.

Our Compensation Committee administers the 2012 Stock Incentive Plan, and has the full power and authority to take all actions, and to make all determinations not inconsistent with the specific terms and provisions of the 2012 Stock Incentive Plan and deemed by our Compensation Committee to be necessary or appropriate to the administration of the 2012 Stock Incentive Plan, any Award granted or any agreement to grant such Awards (“Award Agreement”) entered into thereunder. The decisions by our Compensation Committee shall be final, conclusive and binding with respect to the interpretation and administration of the 2012 Stock Incentive Plan, any award or any Award Agreement entered into under the 2012 Stock Incentive Plan.

Subject to the limitations set forth in the 2012 Stock Incentive Plan, the exercise price of a stock option shall be fixed by the Compensation Committee and stated in the respective Award Agreement, provided that the exercise price of the shares of common stock subject to such stock option may not be less than fair market value of such common stock on the grant date, or if greater, the par value of the common stock. The term of all stock options and stock appreciation rights is 10 years unless otherwise provided in the Award Agreement.

Awards may not be assigned other than by will or the laws of descent and distribution.

Unless otherwise provided in an Award Agreement, upon the occurrence of a Change in Control (as defined in the 2012 Stock Incentive Plan) of our Company, all outstanding Awards shall become immediately exercisable or vested, without regard to any limitation imposed pursuant to the 2012 Stock Incentive Plan, subject to the sole discretion of the Compensation Committee to determine the termination or conversion features of the Awards upon a Change in Control.

On May 30, 2012, we granted awards of options to purchase 8,000 shares of common stock under our 2012 Stock Incentive Plan to each of our directors, except for Messrs. Marc Bell and Daniel Staton.  The 8,000 option awards granted to our directors have an exercise price of $1.16 per share, the option awards vest 20% on the first anniversary of the grant date and on each anniversary thereafter, until fully vested, and have an expiration date of May 29, 2022.  On September 7, 2012 and October 1, 2012, we granted awards under the 2012 Stock Incentive Plan of 62,500 shares of common stock to Messrs. Marc Bell and Daniel Staton pursuant to the terms of our consulting agreements with them.

Retirement Benefits

During 2012 and currently, we operate one 401(k) plan – the FriendFinder Networks Inc. Employees Retirement Plan and Trust 401(k) Plan, which has a matching component. Other than the 401(k) plan, we do not provide any company-sponsored retirement benefits to any employee, including to our Named Executive Officers.

Summary Compensation Table
The following table summarizes the total compensation paid to or earned by each of our Named Executive Officers (in their capacities as such as of December 31, 2012) in the fiscal years ended December 31, 2012, 2011, and 2010.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Anthony Previte,	2012	850,347		250	(2)	499,000	—	—		1,349,597
Chief Executive Officer, President and Director	2011	600,000		—			—	—		600,000
	2010	574,999		150,000		—	—	—		724,999
Marc H. Bell,	2012	631,875	(3)	—		98,125	7,167	—		737,167
Co-Chairman of the Board and Former	2011	809,722	(4)	—		—	—	8,085	(6)	817,807
Chief Executive Officer	2010	291,666	(5)	—		—	—	22,582	(6)	314,248
Daniel C. Staton,	2012	631,875	(7)	—		98,125	7,167	—		737,167
Co-Chairman of the Board	2011	809,722	(8)	—		—	—	59,695	(10)	869,417
	2010	291,666	(9)	—		—	—	69,414	(10)	361,080
Ezra Shashoua,	2012	481,846		250	(2)	144,000	86,000	—		712,096
Chief Financial Officer	2011	480,000		116,667	(11)	—	—	—		596,667
	2010	460,000		150,000	(11)	—	—	—		610,000
Robert Brackett,	2012	452,769		55,250	(12)	108,000	86,000	—		702,019
President, Internet Group	2011	396,000		111,404		—	—	27,322	(13)	534,726
	2010	365,000		111,200		—	—	—		476,200

(1)
These columns reflect aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (“FASB 718”) with respect to stock awards and stock option awards during 2012 for the applicable named executive officers. Assumptions used in the calculation of the amounts related to stock awards are described in Note N to the Company’s audited financial statements for the fiscal year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013.

(2)	This amount represents an anniversary bonus.
(3)	This amount includes $500,000 in salary pursuant to Mr. Bell’s Employment Agreement, as amended, and $131,875 in consulting fees pursuant to his Consulting Agreement.
(4)
This amount includes $184,722 which is the portion of payment to Bell & Staton, Inc., pursuant to the management agreement, that is attributable to Mr. Bell for January 1, 2011 through May 15, 2011 in addition to the $625,000 that is attributable to Mr. Bell for May 16, 2011 through December 31, 2011.

(5)	This amount reflects the portion of the payment to Bell & Staton, Inc., pursuant to the management agreement, that is attributable to Mr. Bell.
(6)	This amount represents certain subsidies we provide Mr. Bell for the cost of healthcare coverage.
(7)	This amount includes $500,000 in salary pursuant to Mr. Staton’s employment agreement, as amended, through October 5, 2012 and $131,875 in consulting fees pursuant to his consulting agreement.
(8)
This amount includes $184,722 which is the portion of payment to Bell & Staton, Inc., pursuant to the management agreement, that is attributable to Mr. Staton for January 1, 2011 through May 15, 2011 in addition to the $625,000 that is attributable to Mr. Staton for May 16, 2011 through December 31, 2011.

(9)	This amount reflects the portion of the payment to Bell & Staton, Inc., pursuant to the management agreement, that is attributable to Mr. Staton.
(10)	This amount represents reimbursement for car lease expenses and the amount of certain subsidies we provided Mr. Staton for the cost of healthcare coverage.
(11)
This amount includes cash compensation of $116,667 for Mr. Shashoua in 2010 pursuant to his amended and restated employment agreement, dated April 1, 2010, which provided for additional cash compensation of $233,333 in connection with his continued employment through the completion of our IPO. The Company has determined that half of the bonus was earned in 2010 and the other half of the bonus was earned in 2011.

(12)	This amount represents a discretionary bonus of $55,000 and a $250 anniversary bonus.
(13)	This amount represents reimbursement for auto expenses we provided Mr. Brackett.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by the Named Executive Officers as of December 31, 2012.

	Number of Securities Underlying Unexercised Options				Stock Awards
Name	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested(1)
Anthony Previte	30,000	7,500(2)	$10.00	7/6/2018	─	─
	─	─	─	─	100,000(3)	$62,000
	─	─	─	─	500,000(4)	$310,000
Marc H. Bell	40,000	10,000(2)	$10.00	7/6/2018	─	─
	0	8,334(5)	$1.13	4/23/2022	─	─
	─	─	─	─	2,500(6)	$1,550
Daniel C. Staton	40,000	10,000(2)	$10.00	7/6/2018	─	─
	0	8,334(5)	$1.13	4/23/2022	─	─
	─	─	─	─	2,500(6)	$1,550
Ezra Shashoua	40,000	10,000(2)	$10.00	7/6/2018	─	─
	0	100,000(7)	$1.41	3/25/2022	─	─
	─	─	─	─	100,000(2)	$62,000
Robert Brackett	20,000	5,000(2)	$10.00	7/6/2018	─	─
	0	100,000(7)	$1.41	3/25/2022	─	─
	─	─	─	─	75,000(2)	$46,500

(1)	Based on the closing price per share of our common stock on December 31, 2012 of $0.62.
(2)	This grant of stock options vests 20% on the first anniversary of the grant date, which was July 7, 2008, and 20% thereafter on each annual anniversary of the grant date until fully vested.
(3)	This grant of restricted stock vests on the third anniversary of the grant date, which was March 26, 2012.
(4)
This grant of restricted stock vests one-third on the first anniversary of the grant date, which was May 30, 2012, and one-third thereafter on each annual anniversary of the grant date until fully vested.

(5)	This grant of stock options vests 20% on the first anniversary of the date of grant, which was April 24, 2012, and 20% thereafter on each annual anniversary of the date of grant until fully vested.
(6)	This grant of restricted stock vests on the third anniversary of the grant date, which was May 16, 2012.
(7)	This grant of stock options vests 20% on the first anniversary of the date of grant, which was March 26, 2012, and 20% thereafter on each annual anniversary of the date of grant until fully vested.

Indemnification Agreements with Directors and Officers

We have entered into indemnification agreements with our directors and certain officers. Under the terms of the indemnification agreements, we are required to indemnify the Directors against specified liabilities arising out of their services to us. The indemnification agreements require us to indemnify each Director and officer to the fullest extent permitted by law and to advance certain expenses incurred by the Director. The indemnification agreements provide limitations on the Directors' and officers' rights to indemnification in certain circumstances.

Executive Employment Agreements and Consulting Agreements

The following is a discussion of the material terms of the employment agreements and consulting agreements we have entered into with our Named Executive Officers that are material to an understanding of the amounts paid to our Named Executive Officers during the year ended December 31, 2012.

Marc Bell and Daniel Staton. On December 9, 2008, our Board of Directors approved forms of employment agreements for each of Messrs. Bell and Staton. On March 14, 2011, our Board approved revised forms of these agreements, each of which became effective upon the consummation of our IPO. These employment agreements provided for a term of employment of five years at a base salary of $1,000,000 per year. The employment agreements provided for the base salary to be increased each year by 10% of the then current base salary. Additionally, each employment agreement provided for an annual bonus of up to 100% of base salary, 75% of which was based on our Compensation Committee's objective evaluation of the Company's performance and 25% of which was based on our Compensation Committee's subjective evaluation of the individual executive officer's performance. Such performance was to be evaluated after consultation with the executive within 60 days following the end of the year. The employment agreements provided that to the extent any portion of the annual bonus was non-deductible by us due to limitations imposed by Code Section 162(m), if paid in the ordinary course of business pursuant to the employment agreement, the non-deductible portion would be paid to Messrs. Bell and Staton (as applicable) after their employment with us was terminated. Messrs. Bell and Staton were each entitled to receive options to purchase 4,167 shares of our common stock upon the effective date of each employment agreement and each anniversary date thereafter, which would vest 20% per each year over five years. In addition, beginning on the first anniversary of the employment agreement, Messrs. Bell and Staton would receive annual grants of 2,500 shares of restricted stock which would vest on the third anniversary of the grant date. If the executive ceased to be employed by us, except under certain circumstances, we had the option to repurchase the restricted stock issued to the executive less than three years prior to the executive's date of termination at a price of $2.00 per share.

On March 27, 2012, we entered into supplemental indentures with the Trustee relating to our 14% Senior Secured Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013 (the “Supplemental Indentures”) which amended certain financial covenants and ratios, and limited the cash compensation that may be paid to each individual that is an owner or beneficial holder of 5% of our stock to $500,000 per year.  This limit on cash compensation applies to Messrs. Bell and Staton.

We entered into amended and restated employment agreements with each of Messrs. Bell and Staton on April 24, 2012 that implemented, among other things, the following changes from their prior employment agreements:

•
Modified the duties and responsibilities of each of Messrs. Bell and Staton so that Mr. Bell would serve as Chief Executive Officer through June 30, 2012 and as Chief Strategy Officer and Co-Chairman of the Board commencing on July 1, 2012 and Mr. Staton would serve as Chairman of the Board through June 30, 2012 and Co-Chairman of the Board and consultant commencing on July 1, 2012;

•	Provided for a term ending on March 29, 2017;
•
Reduced the base salary of each of Messrs. Bell and Staton from $1,000,000 to $500,000 per year, subject to the ability to increase such base salaries by up to 10% per year if permitted under the terms of the Indentures;

•
Increased the performance bonus that each of Messrs. Bell and Staton was eligible to receive to include 100% of base salary in effect on the last day of the fiscal year plus 100% of the dollar value of the quarterly grants of common stock described below, which bonus will be payable in cash unless not permitted under the Indentures in which case it will be paid in shares of common stock;

•
Provides for each of Messrs. Bell and Staton to be granted 62,500 shares of our common stock on the last day of each calendar quarter beginning with the calendar quarter commencing April 1, 2012, subject to our stockholders approving the 2012 Stock Incentive Plan;

•
Provides for each of Messrs. Bell and Staton to receive an option to purchase 8,334 shares of our common stock in connection with executing the employment agreements and an option to purchase 4,167 shares of our common stock beginning on April 3, 2013 and each anniversary thereafter during the term of the agreement; and

•
Modifies our repurchase option so that we have the right to repurchase any restricted stock issued less than three years prior to the date of a termination at the fair market value of the restricted stock on the date such restricted stock was issued to Messrs. Bell and Staton.

On October 5, 2012, we agreed with Marc H. Bell and Daniel C. Staton to change Messrs. Bell's  and Staton's status from executive Co-Chairman of the Board of Directors and Chief Strategy Officer in Mr. Bell's case and Executive Co-Chairman of the Board in Mr. Staton's case to non-executive Co-Chairmen of the Board.  In connection with this change in status, we and each of Mr. Bell and Mr. Staton agreed to terminate their respective amended and restated employment agreements, dated as of April 24, 2012.  We did not make any payments in connection with the termination of these amended and restated employment agreements.

We determined it was in the best interests of our company for Messrs. Bell and Staton to provide consulting services to us.  As a result, we and each of Messrs. Bell and Staton entered into Consulting Agreements, dated as of October 5, 2012 (collectively, the "Consulting Agreements").  The Consulting Agreements provide for a term that runs through March 29, 2017 and sets forth that Messrs. Bell and Staton will provide consulting services in connection with enterprise-wide business initiatives, strategic planning and issues relating to our debt, including any refinancing of our debt.  Each of Messrs. Bell and Staton will receive an annual consulting fee of $500,000 per year which may be increased each fiscal year by 10% following the first anniversary of the Consulting Agreements if permitted under the terms of the agreements governing our indebtedness and obligations in effect from time to time (the "Consulting Fee").  In addition to the annual consulting fee, each of Messrs. Bell and Staton will be eligible to receive an additional consulting fee annually, subject to the successful completion of a refinancing of our outstanding debt as of the date of the Consulting Agreements and the satisfaction of certain performance criteria, in an amount up to 100% of their consulting fee and 100% of the dollar value of the quarterly common stock grants made to each of Messrs. Bell and Staton (the "Additional Consulting Fee").

Under the Consulting Agreements, each of Messrs. Bell and Staton is entitled to receive a grant of 62,500 shares of our common stock on the last day of each calendar quarter beginning with the calendar quarter commencing October 1, 2012, an option to purchase 4,167 shares  of the Company's common stock on April 3, 2013 and each anniversary thereafter, and an annual grant of 2,500 shares of restricted stock on May 16, 2013 and on each anniversary thereafter (vesting on the third anniversary of the grant date), provided that Mr. Bell and Mr. Staton are still engaged by the Company as consultants on the anniversary dates.  The Consulting Agreements also provide the Company with the right to repurchase any restricted stock issued less than three years prior to the date of a termination of the Consulting Agreements at the fair market value of the restricted stock on the date such restricted stock was issued.  The equity issuances described above are subject to availability under the Company's incentive plans and any stockholder approval required.

The Consulting Agreements provide each of Messrs. Bell and Staton with termination payments in the event of a termination of their engagement as consultants for "cause" (as defined in the Consulting Agreements), a termination by Mr. Bell or Mr. Staton without "good reason" (as defined in the Consulting Agreements) or due to expiration of Mr. Bell or Mr. Staton's term, in amounts equal to: i) his consulting fee earned but unpaid through and including the date of the termination of his engagement; and ii) any unpaid Additional Consulting Fee that is earned and accrued for any completed fiscal year. In addition, the Consulting Agreements provide each of Messrs. Bell and Staton with termination payments in the event of a termination by the Company without "cause," a termination by Mr. Bell or Mr. Staton for “good reason,” or within 12 months following a “change in control” (as defined in the Consulting Agreements) in the following amounts, subject to each of Messrs. Bell and Staton signing and not revoking a release of claims: i) an amount equal to the lesser of 2.99 times the Consulting Fee as of the date of termination plus the value of 250,000 shares of our common stock (determined based on the closing price of the common stock as of the date of termination), or the amount of the Consulting Fee owed to either Mr. Bell or Mr. Staton, as applicable, for the remainder of his term plus the value of the common stock to be granted to Mr. Bell or Mr. Staton over the remainder of his term (determined based on the closing price of the common stock as of the date of termination), in 24 monthly payments; ii) payment to Mr. Bell or Mr. Staton, as applicable, of an amount equal to 100% of the Additional Consulting Fee actually earned for the fiscal year prior to the year of termination, if any, to be paid in 24 monthly payments; iii) five times Mr. Bell's or Mr. Staton's Consulting Fee and five times the value of 250,000 shares of our common stock less the amount determined in i) above; and iv) all outstanding stock options, restricted stock and other awards granted to Mr. Bell or Mr. Staton under our incentive plans shall immediately vest upon termination.

In connection with the change in status for Messrs. Bell and Staton, the termination of their amended and restated employment agreements and their entering into the Consulting Agreements, we and each of Messrs. Bell and Staton entered into an Agreement In Connection With Continuation Of Certain Equity Awards, dated as of October 5, 2012 (collectively, the "Continuation Agreements").  Pursuant to the Continuation Agreements, Messrs. Bell's and Staton's equity award agreements are amended to provide that references to termination of employment or other similar terms shall refer to termination of the services of Messrs. Bell and Staton under the Consulting Agreements.

Ezra Shashoua.  On November 18, 2011, we entered into a new employment agreement with Mr. Shashoua. The employment agreement provided for a three-year term commencing on November 18, 2011. The employment agreement provided that Mr. Shashoua would continue to receive an annual base salary of $480,000, which could be increased from time to time in our discretion. Mr. Shashoua was eligible to receive a discretionary annual bonus contingent upon his achievement of certain goals and objectives to be agreed to with our executive management, and would be granted equity compensation from time to time under our equity compensation plan, commensurate with his status as a senior executive of our Company.  Mr. Shashoua was entitled to four (4) weeks paid vacation and could participate in any of our existing or future benefits and perquisites available to employees and to executive officers.

On May 15, 2012, we entered into an amended and restated employment agreement (the "Agreement") with Mr. Shashoua. The Agreement provides for a three-year term of employment.  Pursuant to the Agreement, Mr. Shashoua will receive an annual base salary of $480,000, which may be increased in our discretion. Mr. Shashoua's annual base salary was increased to $600,000 effective March 27, 2013.  Mr. Shashoua will be eligible to receive a discretionary annual bonus up to 100% of his base salary upon achievement of specific goals and objectives agreed to with our executive management.   Mr. Shashoua will also be eligible for and may participate in any of our existing or future benefits and perquisites available to employees and to executive officers.  Mr. Shashoua will also be eligible to receive grants under our equity compensation plans from time to time commensurate with Mr. Shashoua's status as a senior executive of our company.  The Agreement also provides that with respect to any shares of restricted stock granted to Mr. Shashoua, we shall have the right to repurchase such shares of restricted stock at the fair market value on the date the restricted stock was granted. This provision shall apply to the grant of restricted stock made on March 26, 2012 and any future grants of restricted stock made to Mr. Shashoua.

In the event Mr. Shashoua is terminated by the Company for "Cause" (as defined in the Agreement), due to the expiration of the term or as a result of his death, Mr. Shashoua (or his estate, as applicable) shall be entitled to (i) his base salary earned but unpaid through the termination date; (ii) any unpaid bonus that is earned and accrued for any completed Fiscal Year; and (iii) any benefits or payments he is entitled to under any plan, program, agreement, or policy (collectively, the “Accrued Amounts”).  In the event Mr. Shashoua terminates his employment without "Good Reason" (as defined in the Agreement) during the term and in accordance with the Agreement, Mr. Shashoua shall be entitled to the Accrued Amounts, and he shall also be entitled to receive (i) his base salary for an additional one (1) year period plus an amount equal to one hundred percent (100%) of the bonus opportunity actually earned for the fiscal year prior to the year of termination, as determined by the Company; (ii) COBRA coverage; and (iii) the acceleration of the vesting of his stock and/or options to the termination date and the ability to sell, transfer or otherwise convey all shares of stock received pursuant to such awards, if he complies with certain requirements, including that he does not accept employment with or provide consulting services to a competing company for a one (1) year period following his termination.  In the event Mr. Shashoua's employment is terminated by the Company without Cause, or by Mr. Shashoua for Good Reason, Mr. Shashoua shall be entitled to the Accrued Amounts and, subject to Mr. Shashoua's execution of a release pursuant to the terms of the Agreement, Mr. Shashoua shall be entitled to receive (i) a one-time lump sum payment of his base salary owed for the remainder of the term, except that if there is less than one (1) year remaining on the term, the amount paid to Mr. Shashoua shall be an amount equal to one (1) year of his then current base salary; (ii) a one-time lump sum payment of one hundred percent (100%) of the bonus opportunity actually earned for the fiscal year prior to the termination year; (iii) the same level of health coverage and benefits in effect immediately preceding the termination date, provided Mr. Shashoua meets certain requirements; and (iv) the acceleration of the vesting of his stock and/or options to the termination date and the ability to sell, transfer or otherwise convey all shares of stock received pursuant to such awards.  In the event that Mr. Shashoua's employment is terminated for any reason within 12 months following a Change in Control, Mr. Shashoua shall be entitled to receive the Accrued Amounts and, subject to Mr. Shashoua's execution of a release pursuant to the terms of the Agreement, Mr. Shashoua shall be entitled to receive, the following severance benefits: (i) an amount equal to five (5) times Mr. Shashoua's base salary in one lump sum payment; (ii) an amount equal to one hundred percent (100%) of the bonus opportunity actually earned for the fiscal year prior to the year of termination, if any; (iii) the same level of health coverage and benefits in effect immediately preceding the termination date, provided Mr. Shashoua meets certain requirements; and (iv) the acceleration of the vesting of his stock and/or options to the termination date and the ability to sell, transfer or otherwise convey all shares of stock received pursuant to such awards.  Additionally, Mr. Shashoua is entitled to receive certain gross-up payments if any of the payments made to him under the Agreement are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended.

Anthony Previte. On March 14, 2011, our Board approved an employment agreement to be entered into by Mr. Previte as Chief Operating Officer with us and our subsidiary Various, Inc., effective immediately upon execution. Pursuant to his employment agreement, Mr. Previte was entitled to a base salary of $600,000 annually and was eligible to receive a discretionary annual bonus contingent upon his achievement of specific goals and objectives to be set forth and agreed to with and by senior management. The employment agreement was for a term of three years. Mr. Previte was also entitled to participate in our health, welfare and other employee benefit programs, including our 401(k) plan, our paid time off program and our equity compensation plans, commensurate with his status as a senior executive.

In connection with Mr. Previte's appointment as President effective March 30, 2012 and his contemplated appointment as Chief Executive Officer effective July 2012, we entered into an amended and restated employment agreement with Mr. Previte on April 24, 2012.  The following is a summary of the material changes that the amended and restated employment agreement implements from Mr. Previte's prior employment agreement described above:

•
Modifies the duties and responsibilities of Mr. Previte so that he serves as President and Chief Operating Officer through June 30, 2012 and as President and Chief Executive Officer commencing on July 1, 2012;

•	Provides for a five-year term;

•
Increases the base salary of Mr. Previte from $600,000 to $800,000 per year through June 30, 2012 and from $800,000 to $990,000 per year thereafter, subject to the Board's ability to increase such base salaries;

•
Provides that Mr. Previte will be eligible to receive an annual performance bonus of up to 100% of base salary, 75% of which was based on the Compensation Committee's objective evaluation of the Company's performance on goals relating to revenue growth, successful integration of acquisitions, EBITDA growth and margin improvement, which goals shall be provided to Mr. Previte at the beginning of each fiscal year, and 25% of which was based on the Compensation Committee's subjective evaluation of Mr. Previte's performance.

•	Provides for Mr. Previte to be granted 500,000 shares of restricted stock, one-third of which shall vest on each of the first three anniversaries of the date of issuing the restricted stock;

•	Modifies the definition of “cause” so that a conviction of or plea of nolo contendere to a crime is deleted from the definition; and

•
Provides Mr. Previte with severance benefits for a termination by us without “cause” and a termination by the executive for “good reason” in an amount equal to the base salary owed for the remainder of the term, payment of 100% of the bonus opportunity actually earned for the fiscal year prior to the year of termination and the same level of health coverage and benefits immediately preceding the termination date.  In the event of the termination of Mr. Previte for any reason within 12 months following a “change in control,” Mr. Previte will be entitled to receive five times his base salary, payment of 100% of his bonus opportunity actually earned for the fiscal year prior to the year of termination and the same level of health coverage and benefits immediately preceding the termination date.  Severance benefits are contingent upon Mr. Previte signing and not revoking a release of claims.

Robert Brackett.  We entered into an employment offer letter agreement with Mr. Brackett, effective January 1, 2011, pursuant to which we provided Mr. Brackett an annual salary of $396,000. The agreement also provides for an annual bonus based upon top-line revenue and EBITDA growth rates of Various, Inc. The agreement provides that Mr. Brackett is an “at-will” employee and the term of the agreement is three years. Under this agreement, if Mr. Brackett's employment is terminated by us without cause, he will be entitled to continue receiving his base salary, but not bonus payments, for the remainder of the term. If he resigns for any reason (other than in connection with a termination by us for cause), Mr. Brackett will be entitled to continue receiving his base salary, but not bonus payments, for a period of one year following his resignation.

On March 29, 2013, the Company, Various, Inc. and Mr. Brackett entered into the First Amendment to the Employment Offer Letter Agreement, dated January 1, 2011, between the Company and Mr. Brackett.  The amendment extends Mr. Brackett's term of employment through December 31, 2015, provides that Mr. Brackett is eligible to participate in the 2013 Performance Bonus Plan, confirms his base salary from May 6, 2012 through the remainder of the term in the amount of $480,000 per annum and modifies the provision with respect to paid time off to make it consistent with the Company's current policy on paid time off applicable to executives.

Director Compensation

Our Compensation Committee has established a formal plan for compensating our Directors.  For the fiscal year ended December 31, 2012, our non-employee Directors received a fee of $7,500 per quarter beginning in the first quarter of 2012, a fee of $1,500 per quarter to each member of each Board committee and an additional fee of $500 per quarter to the Chairperson of each Board committee.  Additionally, each of our directors were granted options, as previously discussed under the sections "— Long Term Equity Incentive Compensation — 2008 Stock Option Plan" and "— Long Term Equity Incentive Compensation — 2012 Stock Incentive Plan."  We also reimburse each non-employee Director for reasonable travel and related expenses incurred in connection with attendance at Board and committee meetings.  Employees who also serve as Directors receive no additional compensation for their services as a Director.

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

Director Compensation as of December 31, 2012

The following table shows the compensation earned by each Director who was not an officer during fiscal year 2012.

	Fees Earned or Paid in Cash(1) $	Option Awards(2) $	Total $
Name
Robert Bell	30,000	14,300	44,300
Barry Florescue (3)	18,000	—	18,000
Donald A. Johnson	25,000	14,300	39,300
James LaChance	38,000	14,300	52,300
Toby Lazarus	36,500	14,300	50,800
Steven Rattner	24,000	14,300	38,300
Jason Smith	37,000	14,300	51,300
Kai Shing Tao	25,000	14,300	39,300

(1)
These amounts consist of: (i) a quarterly Director fee which was paid at a rate of (i) $7,500 per quarter; (ii) a payment of $1,500 per quarter to each member of each committee; and (iii) an additional payment of $500 per quarter to the Chairperson of each committee.

(2)
The aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718 consists of 2,000 options awarded to each Director, except for Mr. Florescue, multiplied by a value of $4.43 and 8,000 options awarded to each Director, except for Mr. Florescue, multiplied by a value of $0.68.

(3)	Mr. Florescue served on our Board of Directors during 2012 through May 30, 2012, when his term ended at the 2012 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information Table

The following information is with respect to our 2012 Stock Incentive Plan, 2008 Stock Option Plan and 2009 Restricted Stock Plan for the fiscal year 2012.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,133,918	$5.47	1,083,095 (1)
Equity compensation plans not approved by security holders	—	—	3,875(2)
Total	1,133,918	$5.47	1,086,970

(1)
The information set forth above pertains to our 2012 Stock Incentive Plan and our 2008 Stock Option Plan as of December 31, 2012. For a discussion of our 2012 Stock Incentive Plan and our 2008 Stock Option Plan please refer to the section entitled “— Executive Compensation — Compensation Discussion and Analysis — Executive Compensation Components — Long Term Equity Incentive Compensation – 2012 Stock Incentive Plan” and “– 2008 Stock Option Plan.”

(2)
The information set forth above pertains to our 2009 Restricted Stock Plan as of December 31, 2012.  For a discussion of our 2009 Restricted Stock Plan please refer to the section entitled “— Executive Compensation — Compensation Discussion and Analysis — Executive Compensation Components — Long Term Equity Incentive Compensation — 2009 Restricted Stock Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2013 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers (the “Named Executive Officers”) and Directors; and

•	all of our executive officers and Directors as a group.

As of April 15, 2013, we had 32,822,761 shares of common stock issued and outstanding.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Approximate Percentage of Outstanding Common Stock (3)

Directors and Executive Officers(4)(5)

Anthony Previte	630,000	1.9%
Daniel C. Staton	5,594,772 (6)	17.0%
Marc H. Bell	5,594,778 (7)	17.0%
Ezra Shashoua	170,000 (8)	*
Robert Brackett	115,000	*
Robert B. Bell	3,700	*
Jim LaChance	3,700	*
Toby E. Lazarus	3,250	*
Jason H. Smith	3,700	*
Donald A. Johnson	2,000	*
Steven Rattner	2,000	*
Kai Shing Tao	2,000	*
All Directors and executive officers as a group (14 individuals)	12,175,900	36.8%

5% Holders

Absolute Income Fund, L.P.	1,666,972 (9)	5.1%
Andrew B. Conru Trust Agreement	10,913,140(10)	27.0%
Mapstead Trust	3,105,073(11)	8.8%
Staton Family Perpetual Trust	1,688,970 (12)	5.1%
Staton Family Investments, Ltd.	3,682,893 (13)	11.2%

*less than 1%

(1)	Unless otherwise noted, the business address of each of the following is 6800 Broken Sound Parkway, Suite 200, Boca Raton, Florida 33487.
(2)	Includes shares of common stock which the person has the right to acquire within 60 days of April 15, 2013.
(3)	Based on 32,822,761 shares of our common stock outstanding as of April 15, 2013.
(4)
These figures include shares of common stock underlying stock options held by the Directors, the Named Executive Officers and the executive officers that are immediately vested, or are scheduled to become vested within 60 days of April 15, 2013, in the following amounts: Mr. Marc H. Bell — 41,667; Mr. Robert Bell — 3,700; Mr. Brackett — 40,000; Mr. Gellen — 6,000; Mr. Johnson — 2,000; Mr. LaChance — 3,700; Dr. Lazarus — 3,250; Mr. Previte — 30,000; Mr. Rattner — 2,000; Mr. Tao — 2,000; Mr. Shashoua — 60,000; Mr. Smith — 3,700; Mr. Staton — 41,667; and Mr. Sullivan — 20,000.

(5)
These figures include shares of restricted stock held by the Directors, the Named Executive Officers and the executive officers, that are unvested but have voting rights, in the following amounts: Mr. Bell — 2,500; Mr. Brackett — 75,000; Mr. Gellen — 25,000; Mr. Previte — 600,000; Mr. Shashoua — 100,000; and Mr. Staton — 2,500.

(6)
Shares of common stock beneficially owned include: 31,247 shares held directly and 5,521,858 shares held indirectly. Mr. Staton's indirect ownership consists of 3,682,893 shares held through Staton Family Investments, Ltd., of which Mr. Staton is a member and holds sole voting and dispositive power over the shares owned by Staton Family Investments, Ltd.; 1,688,970 shares held by Staton Family Perpetual Trust, of which Mr. Staton is trustee and holds sole voting and dispositive power over the shares owned by Staton Family Perpetual Trust for the benefit of Mr. Staton's minor children; and 149,995 shares held by Staton Media LLC, of which Mr. Staton is a member and manager and holds sole voting and dispositive power over the shares owned by Staton Media LLC.

(7)
Shares of common stock beneficially owned include: 184,190 shares held indirectly through the Bell Family 2003 Charitable Lead Annuity Trust, of which Mr. Bell is trustee and holds sole voting and dispositive power over the shares held in trust for the benefit of Mr. Bell's minor children; and 5,368,921 shares held directly.

(8)	This number includes 10,000 shares owned by The Shashoua Children’s Trust UAD January 1, 1994, Abraham Shashoua, Trustee. Mr. Shashoua is a beneficiary of the Trust.
(9)
Shares of common stock beneficially owned include: 1,666,972 shares of common stock. Income Fund GP Limited (“IFGPL”) is the general partner of Absolute Income Fund, L.P. Ben Christian Rispoli is the sole director of IFGPL. Greymoor International Limited is the sole shareholder of IFGPL and is a wholly-owned subsidiary of Neville Holdings Group Limited. Olivier Claude Michel Bassou and Olivier Pierre Adam are the directors of Greymoor International Limited and Neville Holdings Group Limited. Mr. Rispoli, Mr. Bassou and Mr. Adam share voting and dispositive power over the shares held by Absolute Income Fund, L.P. The address of Absolute Income Fund, L.P. is Suite 4-213-4 Governors Square, PO Box 31298, Grand Cayman, KY1-1206, Cayman.

(10)
Shares of common stock beneficially owned include: 3,280,879 shares of common stock reported on a Form 4 filed on March 7, 2012 and 7,632,261 shares of common stock issuable upon the conversion of the Non-Cash Pay Notes. To the best of our knowledge, Andrew Conru holds investment and voting power over the securities held by the Andrew B. Conru Trust Agreement. The address of the Andrew B. Conru Trust Agreement is c/o Bose McKinney & Evans, LLP, 111 Monument Circle, Suite 2700, Indianapolis, IN 46204.

(11)
This number is based solely on the Schedule 13G/A filed with the SEC on February 14, 2013, by Mapstead Trust (the "Trust"). The shares of common stock beneficially owned include 462,992 shares owned by the Trust as of December 31, 2012 and a maximum of 2,642,081 shares that could be acquired by conversion of the Company's Non-Cash Pay Second Lien Notes held by the Trust.  The number of shares into which all outstanding Non-Cash Pay Second Lien Notes are convertible is limited by the Non-Cash Pay Second Lien Notes Indenture.   Lars Mapstead and Marin Mapstead are co-trustees of the Trust and each have shared voting and dispositive power over the shares owned by the Trust. In addition, Lars Mapstead separately owns options for 30,000 shares of common stock.

(12)
Shares of common stock beneficially owned include: 1,688,970 shares of common stock. Mr. Staton is the trustee of Staton Family Perpetual Trust and has sole voting and dispositive power over its shares, which are held in trust for the benefit of his minor children. The address for Staton Family Perpetual Trust is 6800 Broken Sound Parkway, Suite 200, Boca Raton, FL 33487.

(13)
Mr. Staton is a member of Staton Family Investments, Ltd. and has sole voting and dispositive power over its shares. The address for Staton Family Investments, Ltd. is 6800 Broken Sound Parkway, Suite 200, Boca Raton, FL 33487.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Except as described below, there has not been, nor is there any proposed transaction where we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any Director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the agreements described above, during 2011 and 2012.

Boca Raton Lease

Effective January 1, 2005, we entered into a lease with 6800 Broken Sound LLC, an affiliate of Mr. Marc Bell, to lease 3,533 square feet of space in an office building in Boca Raton, Florida.  The lease, as amended, provided for an annual base rent of $59,646, payable in equal monthly installments.  We are also responsible for certain costs, including property taxes, utilities, repairs, maintenance, alterations, cleaning and insurance, currently estimated to be $50,911 per annum.  We amended the lease on November 1, 2010 to provide for an aggregate of 8,533 square feet of space, with the annual base rent and expenses not to exceed $150,000 per year.  Total rent expense net of sales tax under this lease agreement was approximately $161,000, $150,000 and $150,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

Additional Reimbursement Agreements

On December 17, 2009, we agreed to pay compensation to Mr. Daniel Staton and Mr. Marc Bell for options granted by Messrs. Staton and Bell to Andrew Conru and Lars Mapstead, the former owners of Various, Inc. (Mr. Conru is also the beneficial owner of greater than 10% of our common stock), on an aggregate of 1,147,964 of our common shares owned by Messrs. Staton and Bell.  Subject to the consummation of a public or private offering of any of our equity or debt securities which occurs after the IPO, each of Messrs. Staton and Bell is to receive compensation of approximately $2.2 million, equal to 37.5% of the IPO price of $10 times 573,982 representing the number of shares of common stock on which options were granted.  In addition, we agreed to pay a consent fee to Messrs. Conru and Mapstead, on the same terms and calculated in the same manner as the compensation payable to our Messrs. Staton and Bell as described above or a total of approximately $4.4 million (to be allocated between Messrs. Conru and Mapstead).  Subject to the trading price of our stock, as defined, being equal to or greater than 50% of the IPO price, we shall pay one-third of the $8.8 million on the first business day of the first full calendar quarter following the consummation of the equity or debt offering referred to above, and one-third of such amount on the first business day of each of the next two calendar quarters.  In the event of a change in control event, we shall pay any remaining unpaid amount.

Purchase of Series B Common Stock by Strategic Media I LLC

In 2004, PET Capital Partners LLC sold a minority position of non-voting Series B common stock to Interactive Brand Development Inc. (“IBD”).  In connection with the purchase agreement relating to this transaction, IBD was entitled to certain rights under the Shareholders' Agreement (to which we are a party), including the right to receive notice of and to participate on a pro rata basis in, any issuance or sale of securities to a related party.

In December 2008, Strategic Media I LLC, or Strategic, a Delaware limited liability company, purchased 1,274,165 shares of our non-voting Series B common stock from IBD ("December 2008 Transaction"). Staton Family Investments, Ltd., which is managed by Mr. Staton, our Co-Chairman of the Board, owns 25.0% of the membership interests of Strategic. Bell Family 2000 Trust Agreement, an affiliate of Mr. Bell, our Co-Chairman of the Board, owns 25.0% of the membership interests of Strategic.  Mr. LaChance, one of our Directors, and his spouse own 6.25% of the membership interests of Strategic as tenants by the entirety.  Upon consummation of our IPO, the Series B common stock converted into common stock.

As a result of the transaction in December 2008, we delivered general releases to, and received general releases from, IBD, certain of its current and former Directors, officers and stockholders, as well as substantially all of IBD's creditors. The general release from IBD released us from, among other things, allegations raised in a July 30, 2007 letter from IBD that we, as well as certain of our officers and Directors, had violated the Nevada Revised Statutes, federal securities laws, state common law and breached the terms of the 2004 Shareholders' Agreement in connection with our offering of shares of Series B Convertible Preferred Stock in December 2007.

The purchase price for the shares purchased by Strategic in the December 2008 Transaction was $36.6 million, including a nonrefundable initial payment of $3.6 million at the closing. Strategic pledged the acquired shares as security for payment of the balance of the purchase price. In light of the price decline of our common stock, Strategic informed us that it decided not to pay the balance of the purchase price, and in June 2012, the pledged shares were transferred to IBD pursuant to pledge and escrow agreements.

On or about June 20, 2012, we were made aware of a dispute among investors of Strategic.  Certain of the investors in Strategic desired repayment of their investments of approximately $3.4 million and, in a draft complaint provided to us by Messrs. Staton and Bell, these investors threatened claims against Strategic, Messrs. Staton and Bell and entities controlled by them, and us.  Mr. Staton and Mr. Bell denied the veracity of the allegations and informed our Board that these Strategic investors were all sophisticated investors who understood the risks of their investment.  On or about June 29, 2012, our Board of Directors, having been made aware of the matter, formed a special committee comprised of three independent directors Messrs. Rattner, Johnson and Tao to review the allegations in the draft complaint and determine the appropriate action to be taken.

In February 2013, Equity Acquisition, LLC filed a complaint in the Palm Beach County Circuit Court, Florida against Marc H. Bell, Daniel C. Staton, Bell Family 2000 Trust Agreement, Staton Family Investments, LTD, and Strategic Media, LLC.  We were not named as a defendant in the lawsuit.  This lawsuit contains allegations similar to those in the draft complaint.  Messrs. Bell and Staton, through their attorney, have requested indemnification for all fees and costs associated with the defense of this matter pursuant to their Indemnification Agreements with us.  The special committee, previously formed in June 2012, is investigating this matter as well as the request for indemnification.

Consulting Agreements

On September 21, 2007, in connection with the acquisition of Various, Inc., we entered into a consulting agreement with Hinok Media Inc., an entity controlled by Andrew B. Conru. In exchange for consulting services, we agreed to pay Hinok Media Inc. the sum of $9,615.38 twice per month for the term of the agreement, which was originally one year and which automatically renews every month until either party terminates the agreement. On December 6, 2007, the agreement was amended as part of the amendment to the Various, Inc. Stock Purchase Agreement to provide for additional payments to Hinok Media Inc. of $1.0 million on the first anniversary of the closing of the Various, Inc. acquisition, $1.0 million on the second anniversary and $3.0 million on the third anniversary. On May 12, 2008, the parties signed a letter agreement confirming the amendment and clarifying that the additional payments would be made on the dates specified in the amendment regardless of whether the original consulting agreement is still in effect at the time. On October 8, 2008, Hinok Media Inc. assigned all of its rights and obligations under the original consulting agreement and the December 6, 2007 amendment to Youmu, Inc., an entity also controlled by Mr. Conru.  In the year ended December 31, 2012, we paid a total of $221,154 to Youmu, Inc. pursuant to the original consulting agreement.

On September 21, 2007, in connection with the acquisition of Various, Inc., we entered into a consulting agreement with Legendary Technology Inc., an entity controlled by Lars Mapstead. In exchange for consulting services, we agreed to pay Legendary Technology Inc. the sum of $9,615.38 twice per month for the term of the agreement, which was originally one year and which automatically renews every month until either party terminates the agreement. In the year ended December 31, 2012, we paid a total of $221,154 to Legendary Technology Inc.

On October 8, 2009, in connection with the waiver by the sellers of all existing events of default under the note agreements, we entered into a binding term sheet pursuant to which we agreed to extend the terms of these consulting agreements through the first quarter of 2013 and to increase the aggregate fee payable to the furnishing entities in their respective consulting agreements in each respective year by $1.0 million in 2010, $1.0 million in 2011, $1.0 million in 2012 and $250,000 in the first quarter of 2013. Under such waiver, the furnishing entities were to share in such additional compensation in proportion to each of the sellers' ownership of stock of Various, Inc. prior to the December 2007 acquisition.

On October 27, 2010, concurrent with the refinancing of our debt, we amended their consulting agreements to eliminate our obligation to make an aggregate of $3.25 million of consulting payments and our ability to terminate the consulting agreements prior to March 13, 2013.

Please see "Item 11 – Executive Compensation" for descriptions of the separate consulting agreements we entered into with our Co-Chairmen of the Board, Messrs. Bell and Staton, on October 5, 2012.

Confirmation of Certain Consent and Exchange Fees

On October 27, 2010, concurrent with the issuance of the 14% Senior Secured Notes due 2013 (the “Senior Secured Notes”), the 14% Cash Pay Second Lien Notes due 2013 (the “Cash Pay Notes”) and the 11.5% Convertible Non-Cash Pay Secured Notes due 2014 (the “Non-Cash Pay Notes”), and in consideration of Messrs. Conru and Mapstead consenting to the waiver of certain terms and conditions relating to indebtedness issued by Interactive Network, Inc. in December 2007 and committing to exchange certain old indebtedness for the First Lien Notes and Non-Cash Pay Notes, we agreed to pay consent and exchange fees to such affiliates of Conru and Mapstead as follows: $1.0 million was paid in each of December 2010 and 2011, $1.0 million was to be paid in 2012 and $250,000 was to be paid in the first quarter of 2013.  The payments that were due in 2012 and the first quarter of 2013 have not been paid.

Exchange for Senior Secured Notes by Marc H. Bell, Staton Family Investments, Ltd. and the Andrew C. Conru Trust and of Cash Pay Notes by Marc H. Bell and Staton Family Investments, Ltd.

In October 2010, Mr. Bell exchanged approximately $3,656,000, Staton Family Investments, Ltd., of which Mr. Staton is president, exchanged approximately $3,656,000, and the Andrew C. Conru Trust, of which Mr. Conru is the trustee, exchanged approximately $98.0 million in principal amount of INI First Lien Notes and INI Second Lien Notes, for approximately $3,730,000, $3,730,000 and $100.0 million of Senior Secured Notes, respectively, representing a 2% exchange premium. Mr. Bell also exchanged approximately $6,751,000 and Staton Family Investments, Ltd. also exchanged approximately $6,751,000 in principal amount of 2005 Notes and 2006 Notes, for $6,889,000 and $6,889,000, respectively, for Cash Pay Notes, representing a 2% exchange premium. After discussing and negotiating the exchange ratios with unaffiliated third parties, we determined that the 2% exchange premium was a key deal term necessary to incentivize the parties to effect the exchange. Mr. Staton is president of Staton Family Investments, Ltd. and had beneficial interest over all the Senior Secured Notes and Cash Pay Notes owned by Staton Family Investments, Ltd. On December 31, 2010, we paid $0.1 million, $0.1 million and $2.5 million of cash interest on the Senior Secured Notes to Mr. Bell, Staton Family Investments, Ltd. and the Andrew C. Conru Trust, respectively. On February 4, 2011, we paid $0.1 million, $0.1 million and $3.4 million of principal payments, representing cash payments of 102% of principal, to Mr. Bell, Staton Family Investments, Ltd. and the Andrew C. Conru Trust, respectively. On March 3, 2011 we paid $0.05 million, $0.05 million and $1.3 million of principal payments, representing cash payment of 102% of principal to each Mr. Bell, Staton Family Investments, Ltd. and the Andrew C. Conru Trust, respectively. In addition, on December 31, 2010, we paid $0.2 million of cash interest on the Cash Pay Notes to each of Mr. Bell and Mr. Staton. On February 4, 2011, we paid $0.2 million of principal payments representing cash payments of 102% of principal to each of Mr. Bell and the Staton Family Investments, Ltd. On March 3, 2011 we paid $0.1 million and $0.1 million of principal payments representing cash payments of 102% of principal to each Mr. Bell and Staton Family Investments, Ltd. Upon the consummation of the initial public offering, based upon an initial public offering price of $10.00 per share of common stock, Messrs. Bell, Staton and Conru received $1.5 million, $1.5 million and $14.2 million, respectively, in connection with the redemption of their Senior Secured Notes and Cash Pay Notes. In the year ended December 31, 2012, we paid $0.7 million, $0.7 million and $10.0 million of cash interest on the Senior Secured Notes to Mr. Bell, Staton Family Investments, Ltd. and the Andrew C. Conru Trust, respectively. In the year ended December 31, 2012, we paid $0.3 million, $0.3 million and $5.0 million of principal payments, representing cash payments of 102% of principal, to Mr. Bell, Staton Family Investments, Ltd. and the Andrew C. Conru Trust, respectively.

Prior to the new financing in October 2010, certain of the holders of the 2005 Notes and 2006 Notes agreed as part of the new financing to exchange their existing 2005 Notes and 2006 Notes into Senior Secured Notes, and the affiliated holders of the 2005 Notes and 2006 Notes agreed to receive Cash Pay Notes. We agreed, after arms-length negotiations with non-affiliate holders of the 2005 Notes and 2006 Notes, to pay a fee in connection with, and in partial consideration for such commitments, a cash fee of 3.0% of such lender's commitment upon the execution of the commitment letter, plus an additional 0.5% per month of such lender's commitment beginning on May 1, and ending on the expiration date of such lender's commitment. On an aggregate basis, Messrs. Staton and Bell and their respective affiliates received their pro-rata portion in the amount of $0.4 million each, through the new financing.

Non-Cash Pay Notes were issued to the Andrew C. Conru Trust in connection with the new financing in October 2010.  In the years ended December 31, 2012 and 2011, we paid the Andrew C. Conru Trust $19.8 million and $18.0 million in payment in kind notes.

Consent Fees in Connection with Supplemental Indentures

On March 27, 2012, we entered into the Supplemental Indentures relating to the Senior Secured Notes and the Cash Pay Notes.  The Supplemental Indentures were approved by the required holders and provided for modifications which were substantially the same under each such Supplemental Indenture.  The Supplemental Indentures, among other things, amended certain financial covenants and ratios in the applicable indentures and limit the cash compensation that may be paid to each individual that is an owner or beneficial holder of 5% of our stock to $500,000 per year.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, was paid in cash to the holders of the Senior Secured Notes and Cash Pay Notes during the second quarter of 2012.  Messrs. Bell and Staton and their affiliates each received their pro-rata portion of the consent fee in the amount of $49,955.

Forbearance Fees in Connection with Forbearance Agreements

We did not make the Excess Cash Flow payments due on November 5, 2012 and February 4, 2013 and therefore, the New First Lien Notes and Cash Pay Second Lien Notes are in default as of November 5, 2012.   We have received forbearance agreements from over 80% of our senior lenders and all of our Cash Pay Second Lien lenders with respect to such defaults in exchange for a forbearance fee equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  We entered into an amendment to this forbearance agreement on February 4, 2013 with holders of approximately 94% of the New First Lien Notes and 100% of the Cash Pay Second Lien Notes extending the forbearance period from February 4, 2013 to May 6, 2013. The forbearance agreements as amended remain in place until the earlier of May 6, 2013, a default other than for not making the Excess Cash Flow payment, acceleration by the Trustee, or certain other circumstances.  During the year ended December 31, 2012, Messrs. Conru, Bell and Staton or their affiliates received $349,160, $24,053 and $24,053, respectively, as payment of the forbearance fee.

Board Designees and Observers

Pursuant to the Indenture governing the First Lien Notes and the Cash Pay Notes, the holders of 51% of such notes (excluding notes held by affiliates of Messrs. Conru and Mapstead), are entitled to designate one member of our Board of Directors (two members if the Board shall have more than 10 members) and one person to serve as an observer at all meetings of our Board of Directors. In addition, pursuant to the Indenture governing the Non-Cash Pay Notes, holders of 51% of such notes are entitled to designate one person to serve as an observer at all meetings of our Board of Directors. (Conru and Mapstead currently hold in excess of 51% of such Non-Cash Pay Notes). As of the date of this Form 10-K/A, no Board designees or observers have been designated.

Related Party Policy and Audit Committee Charter

We have established a related party transaction policy, which became effective upon the consummation of our IPO, which provides procedures for the review of transactions with a value in excess of $120,000 in any year between us and any covered person having a direct or indirect material interest with certain exceptions. Covered persons include any Director, executive officer, Director nominee, a holder of more than 5% of any class of our voting securities or any of the immediate family members of the foregoing. Any such related party transactions will require advance approval by a majority of our independent Directors or a majority of the members of a committee constituted solely of our independent Directors as such approval may be delegated by the Board of Directors from time to time. Our Board of Directors has delegated the review and approval of related party transactions to our Audit Committee which became effective upon the consummation of our IPO. In addition, our Audit Committee charter provides that the Audit Committee will review and approve all related party transactions.

Independence of Directors

As required under Nasdaq listing standards, a majority of the members of a listed company's board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with our counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect time to time. Consistent with these considerations, the Board has affirmatively determined that each of our Directors, with the exception of Messrs. Marc Bell, Robert Bell, Staton and Previte, are independent Directors within the meaning of the applicable Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

EisnerAmper served as our independent registered public accountants in fiscal years 2012 and 2011.  The following sets forth the aggregate fees billed to the Company by EisnerAmper in fiscal years 2012 and 2011.

Description of Fees	2012	2011

Audit Fees(1)	$1,489,245	$1,133,463
Audit Related Fees(2)	12,700	556,332
Tax Fees(3)	-	-
All Other Fees(4)	63,000	63,000
Total	$1,564,945	$1,752,795

(1)
Audit fees for 2012 and 2011 include fees for professional services rendered in connection with the annual audit of the Company’s consolidated financial statements and reviews of quarterly financial statements reported on Form 10-Q.

(2)
Audit related fees for 2012 and 2011 primarily consist of professional services related to correspondence with the SEC, comfort letters and consents in connection with the Company’s offering memorandum and registration statements filed on Form S-1, as amended, and on Form S-8.

(3)	There were no tax fees billed by EisnerAmper in 2012 or 2011.
(4)	This category consists of fees billed for 2012 and 2011 for procedures related to the audits of the financial statements of our 401(k) Plans in 2012 and 2011.

Audit Committee Pre-Approvals of Audit, Audit-Related, Tax and Permissible Non-Audit Services

The Audit Committee periodically approves the provision of various audit, audit-related, tax and other services by EisnerAmper.  The Audit Committee plans to continue to review and pre-approve such services as appropriate.

All of the services provided by EisnerAmper in 2012 were approved by our Audit Committee pursuant to these procedures.  Our Audit Committee will continue to review and pre-approve such services as appropriate.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Reference is made to the Index set forth on Page IV-1 of the Form 10-K filed with the SEC on April 1, 2013.

2.	Financial Statement Schedules: Reference is made to the Index set forth on Page IV-1 of the Form 10-K filed with the SEC on April 1, 2013.

3.  Exhibits:

Exhibit Number	Description
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

10.73	First Amendment to Employment Offer Letter Agreement, dated March 29, 2013, among Friendfinder Networks Inc., Various, Inc. and Robert Brackett **
21.1	List of Subsidiaries **
23.1	Consent of EisnerAmper LLP **
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document #**
101.SCH	XBRL Taxonomy Extension Schema Document#**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Dcocument#**

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

*	Filed herewith.
**	Previously filed with the Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.
***	Previously furnished with the Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.

(1)	Incorporated by reference to Exhibits 2.1, 10.1 and 10.2 filed with the Form 8-K on September 12, 2011.
(2)	Incorporated by reference to Exhibit 3.4 filed with the Form S-1(File No. 333-156414) or any of the amendments filed thereto.
(3)	Incorporated by reference to the exhibit with the corresponding number filed with the Form S-1 (File No. 333-156414) or any of the amendments filed thereto.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Form 8-K on November 22, 2011.
(5)	Incorporated by reference to the exhibit with the corresponding number filed with the Form 10-K for the year ended December 31, 2012.
(6)	Incorporated by reference to the exhibit with the corresponding number filed with the Form 10-Q for the quarterly period ended March 31, 2012.

(7)	Incorporated by reference to the exhibit with the corresponding number filed with the Form 10-Q for the quarterly period ended June 30, 2012.
(8)	Incorporated by reference to the Exhibit 10.1filed with the Form S-8 on August 31, 2012 .
(9)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 filed with the Form 8-K on April 26, 2012.
(10)	Incorporated by reference to Exhibit 10.1 filed with the Form 8-K on May 18, 2012.
(11)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 filed with Form 8-K on October 5, 2012.
(12)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with the Form 8-K on November 8, 2012.
(13)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with the Form 8-K on February 8, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2013	FRIENDFINDER NETWORKS INC.

/s/ Anthony Previte
Anthony Previte
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Anthony Previte	Chief Executive Officer, President & Director	April 30, 2013
Anthony Previte	(Principal Executive Officer)

/s/ Ezra Shashoua	Chief Financial Officer	April 30, 2013
Ezra Shashoua	(Principal Financial & Accounting Officer)

/s/ Daniel C. Staton	Co-Chairman of the Board	April 30, 2013
Daniel C. Staton

/s/ Marc H. Bell	Co-Chairman of the Board	April 30, 2013
Marc H. Bell

/s/ Donald A. Johnson	Director	April 30, 2013
Donald A. Johnson

/s/ Robert B. Bell	Director	April 30, 2013
Robert B. Bell

/s/ James LaChance	Director	April 30, 2013
James LaChance

/s/ Jason Smith	Director	April 30, 2013
Jason Smith

/s/ Toby E. Lazarus	Director	April 30, 2013
Toby E. Lazarus

/s/ Steven Rattner	Director	April 30, 2013
Steven Rattner

/s/ Kai Shing Tao	Director	April 30, 2013
Kai Shing Tao

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.