Form 10-Q
period 2013-03-31
FriendFinder Networks Inc.
filed 2013-05-15
CIK 1451951

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of May 14, 2013, there were 32,822,761 shares of Common Stock, $0.001 par value, issued and outstanding.

FRIENDFINDER NETWORKS INC.
FORM 10-Q REPORT

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS	1
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40
ITEM 4: CONTROLS AND PROCEDURES	40

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	42
Item 1A. RISK FACTORS	42
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	42
Item 3. DEFAULTS UPON SENIOR SECURITIES	42
Item 4. MINE SAFETY DISCLOSURES	42
Item 5. OTHER INFORMATION	42
Item 6. EXHIBITS	43

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31, 2013 Unaudited	December 31, 2012
ASSETS
Current assets:
Cash	$31,810	$16,839
Restricted cash	10,847	10,064
Accounts receivable, less allowance for doubtful accounts of $1,099 and $1,284, respectively	8,921	12,323
Inventories	680	763
Prepaid expenses	2,944	3,436
Deferred tax asset	1,844	1,844
Total current assets	57,046	45,269
Film costs, net	3,481	3,627
Property and equipment, net	4,546	5,120
Goodwill	328,061	328,061
Domain names	56,614	56,614
Trademarks	5,643	5,643
Other intangible assets, net	243	330
Unamortized debt costs, net	4,237	6,179
Other assets	1,347	1,310
	$461,218	$452,153
LIABILITIES
Current liabilities:
Long-term debt in default, which matures on September 30, 2013 and April 30, 2014, net of unamortized discount of $17,314 and $20,851, respectively	504,457	500,920
Accounts payable	5,307	5,040
Accrued expenses and other liabilities	79,235	62,227
Deferred revenue	33,148	34,741
Total current liabilities	622,147	602,928
Deferred tax liability	25,639	25,639
Total liabilities	647,786	628,567
Contingencies (Note 14)

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value — authorized 22,500,000 shares; issued and outstanding no shares in 2013 and 2012	—	—
Common stock, $0.001 par value — authorized 125,000,000 shares
Common stock voting — authorized 112,500,000 shares, issued and outstanding 32,697,761 shares at March 31, 2013 and 32,572,761 shares at December 31, 2012	33	32
Series B common stock non-voting – authorized 12,500,000 shares, issued and outstanding no shares in 2013 and 2012
Capital in excess of par value	134,995	134,759
Accumulated deficit	(321,596)	(311,205)
Total stockholders’ deficiency	(186,568)	(176,414)
	$461,218	$452,153

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
 (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Net revenue:
Service	$67,423	$75,844
Product	4,976	5,160
Total	72,399	81,004
Cost of revenue:
Service	21,080	28,576
Product	3,409	4,049
Total	24,489	32,625
Gross profit	47,910	48,379
Operating expenses:
Product development	2,280	4,346
Selling and marketing	7,222	9,097
General and administrative	21,884	22,183
Amortization of acquired intangibles and software	86	3,780
Depreciation and other amortization	700	767
Total operating expenses	32,172	40,173
Income from operations	15,738	8,206
Interest expense	(26,421)	(20,889)
Other finance expenses	−	(500)
Interest related to VAT liability not charged to customers	(231)	(372)
Foreign exchange gain (loss), including amounts related to VAT liability not charged to customers	524	(882)
Change in fair value of acquisition related contingent consideration	—	1,382
Other non-operating expenses, net	(1)	(12)
Loss from continuing operations	(10,391)	(13,067)
Loss from discontinued operations	—	(8,455)
Net loss	$(10,391)	$(21,522)
Loss per common share — basic and diluted:
Continuing operations	(0.33)	(0.41)
Discontinued operations	−	(0.27)
Net loss	$(0.33)	$(0.68)
Weighted average shares outstanding — basic and diluted:	31,816	31,509

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Net Loss	$(10,391)	$(21,522)
Other comprehensive loss:
Foreign currency translation adjustment	−	(36)

Comprehensive loss	(10,391)	(21,558)

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(IN THOUSANDS, EXCEPT SHARE DATA)
 (UNAUDITED)

	Common Stock		Capital in Excess of Par	Accumulated
	Shares	Amount	Value	Deficit	Total
Balance at January 1, 2013	32,572,761	$32	$134,759	$(311,205)	$(176,414)
Issuance of non-restricted common shares pursuant to stock compensation plans	125,000	1	(1)
Stock based compensation			237		237
Net Loss				(10,391)	(10,391)

Balance at March 31, 2013	32,697,761	33	$134,995	(321,596)	(186,568)

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(10,391)	$(21,522)
Adjustment to reconcile net loss to net cash provided by operating activities - continuing operations:
Loss from discontinued operations	−	8,455
Amortization of acquired intangibles and software	86	3,780
Depreciation and other amortization	700	767
Amortization of film costs	634	795
Non-cash interest, including amortization of discount and debt costs	26,390	12,281
Provision for doubtful accounts	1,246	59
Change in fair value of acquisition related contingent consideration	—	(1,382)
Stock based compensation expense	237	222
Debt costs	−	(2,312)
Other	188	204
Changes in operating assets and liabilities:
Restricted cash	(783)	(1,016)
Accounts receivable	2,157	(536)
Inventories	83	153
Prepaid expenses	492	(612)
Film costs	(488)	(767)
Deferred offering costs	−	6
Other assets	(37)	(89)
Accounts payable	266	26
Accrued expenses and other liabilities	(3,354)	4,023
Deferred revenue	(1,592)	242
Net cash provided by continuing operations	15,834	2,777
Net cash used in discontinued operations	(550)	(2,159)
Net cash provided by operating activities	15,284	618
Cash flows from investing activities:
Purchases of property and equipment	(313)	(1,848)
Other	−	(18)
Net cash used in investing activities	(313)	(1,866)
Cash flows from financing activities:
Repayment of long-term debt	−	(7,530)
Net cash used in financing activities	−	(7,530)
Net increase (decrease) in cash	14,971	(8,778)
Cash at beginning of period	16,839	23,364
Cash at end of period	$31,810	$14,586
Supplemental disclosures of cash flow information:
Cash Paid for:
Interest	−	8,451

See notes to condensed consolidated financial statements

FriendFinder Networks Inc.
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

2.   Interim Financial Statements

The consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on the Quarterly Report on Form 10-Q.  The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K.

The Company’s management is responsible for this interim financial information.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company's financial position as of March 31, 2013 and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012.  Interim results may not be indicative of the results that may be expected for the year.

3.   basis of presentation

On October 27, 2010, the Company completed a debt restructuring which consolidated substantially all of its debt into three tranches with maturities on September 30, 2013 and April 30, 2014.  As described in Note 9, in March 2012, the indentures governing the New First Lien Notes and Cash-Pay Second Lien Notes were modified to, among other changes, amend the Excess Cash Flow calculation to provide for 85% of Excess Cash Flow (as defined) to be applied quarterly as a prepayment against the notes at 110% of principal and state that certain covenant violations under the Non-Cash Pay Second Lien Notes would not cause a default under the New First Lien Notes or the Cash Pay Second Lien Notes.  The Company did not make Excess Cash Flow payments due on November 5, 2012, February 4, 2013 and May 6, 2013 applicable to the quarters ended September 30, 2012, December 31, 2012 and March 31, 2013, respectively, which constituted events of default under the New First Lien Notes and Cash Pay Second Lien Notes.  The Company has received forbearance agreements from over 93% of its unaffiliated senior lenders and all of its Cash Pay Second Lien lenders with respect to such events of default which, as amended effective on February 4, 2013 and May 6, 2013, remain in place until June 7, 2013 or earlier under certain circumstances.

Commencing on March 31, 2012 and for each quarter end thereafter, the Company was not in compliance with certain covenants contained in the indenture governing the Non-Cash Pay Second Lien Notes. The Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived compliance with these covenants for the periods ended March 31 and June 30, 2012 but did not waive compliance as of September 30 and December 31, 2012 or March 31, 2013.  However, neither the Trustee of the Non-Cash Pay Second Lien indenture nor the holders of the Non-Cash Pay Second Lien Notes may accelerate such Notes or take any other enforcement action until the New First Lien Notes are paid in full.    As the Non-Cash Pay Second Lien Notes are in default at March 31, 2013 and December 31, 2012 and the New First Lien Notes and Cash Pay Second Lien Notes mature no later than September 30, 2013, the Non-Cash Pay Second Lien Notes can be accelerated thereafter assuming repayment upon maturity and, accordingly, have been classified as a current liability in the accompanying March 31, 2013 and December 31, 2012 consolidated balance sheets.

As described above, the New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013 or may be subject to accelerated maturity prior thereto upon the expiration or termination of the forbearance agreements currently in place.  In addition, events of default have occurred under the Non-Cash Pay Second Lien Notes and, accordingly, such notes are also subject to accelerated maturity upon repayment of the New First Lien Notes.  All such debt is classified as current liabilities in the accompanying consolidated balance sheets at March 31, 2013 and December 31, 2012 and cannot be satisfied by available funds which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

FriendFinder Networks Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.   basis of presentation (continued)

Management is attempting to restructure or refinance the Company’s debt prior to maturity.  Based on cash provided from operating activities (after interest payments on debt) during the past several years, a substantial percentage of which has been used to make principal payments on debt, and its forecasts of future operating cash flow, the Company anticipates that it will be able to either restructure or refinance the notes; however there is no assurance that the Company will be able to accomplish such transactions on acceptable terms, or at all.  Continuation of the Company as a going concern will be dependent on achieving a successful refinancing or restructuring of its notes.

4.   new accounting pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to simplify the assessment of testing the impairment of indefinite-lived intangible assets other than goodwill.  The guidance allows the Company to do an initial qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts prior to performing the quantitative indefinite-lived intangible asset impairment test.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted.  The Company does not believe the adoption of this guidance will have a material effect on its financial statements.

In February 2013, the FASB issued new authoritative guidance to provide disclosure on items reclassified out of accumulated other comprehensive income (“AOCI”) and changes in AOCI balances either in the notes or parenthetically on the face of the income statement.  The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2012.  The guidance, which was effective January 1, 2013, had no impact on the Company’s financial statements.

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

The carrying amounts of receivables and payables approximate their fair values due to the short-term nature of these financial instruments.  As of March 31, 2013, the carrying value of long-term debt was $504.5 million compared to its estimated fair value of $296.0 million. As of December 31, 2012, the carrying value of long-term debt was $500.9 million compared to its estimated fair value of $240.9 million.  The fair value of First Lien Notes of $212.1 million (2013) and $184.2 million (2012) is based on quoted market prices in inactive markets (level 2), the fair value of the Cash-Pay Second Lien Notes of $2.7 million (2013) and $1.8 million (2012) is based on  third party pricing information (level 2) and the fair value of Non-Cash Pay Second Lien Notes of $81.2 million (2013) and $54.9 million (2012) for which trading is inactive is based on third party pricing information (level 2).

6.   Per Share Data

Basic and diluted net loss per common share is based on the weighted average number of shares of outstanding common stock (excluding nonvested shares of restricted stock awards) including, in 2012, shares underlying common stock purchase warrants which were exercisable at the nominal price of $0.0002 per share.

Weighted average shares outstanding — basic and diluted is comprised of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Common Stock	31,816	31,399
Common stock purchase warrants	-	110
	31,816	31,509

FriendFinder Networks Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.   Per Share Data (continued)

In computing diluted loss per share, no effect has been given to the common shares issuable at the end of the period upon conversion, exercise or vesting of the following anti-dilutive securities that could potentially dilute basic earnings per share in future periods (in thousands):

	Three Months Ended March 31,
	2013	2012
Warrants	2,325	6,437
Convertible Non-Cash Pay Second Lien Notes	8,311	8,311
Non-vested restricted shares	880	375
Employee and director stock options	1,183	1,116
Total common shares issuable	12,699	16,239

7.           discontinued operations and contingent consideration

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

Concurrently with entering into the merger agreement, FriendFinder entered into an equity put agreement with the former shareholders of JigoCity pursuant to which such shareholders had the option to sell all of their shares of common stock and warrants received as consideration in the merger back to FriendFinder in exchange for the return of 70% of the equity in JigoCity if the volume-weighted average price of FriendFinder's common stock failed to equal or exceed $12.00 per share during any 10 trading day period between the closing date of the merger and the later of June 30, 2014 and the date upon which FriendFinder's current indentures are fully discharged, or if an "indenture modification" is made, as defined under the equity put agreement, the later of June 30, 2014 and the date that the indenture modification takes place.

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related contingent consideration which may be paid.    Changes in the fair value of the contingent consideration subsequent to the acquisition date were recognized in earnings until the liability was eliminated.

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

FriendFinder sold the shares for cash consideration in the amount of $1.00 and cancellation of warrants exercisable into 4,111,400 shares of common stock of the Company with exercise prices ranging from $7.00-$18.00 per share originally issued when the Company acquired the operations of JigoCity.  Such warrants were valued at approximately $17,000 at date of sale using a Black Scholes option pricing model and the following assumptions:  price of the Company’s stock of $0.85; dividend yield of 0%; expected volatility of 30%; a risk-free interest rate of 1.67% and remaining term of 9.5 years.  Additionally, FriendFinder agreed to reimburse Purchaser up to an aggregate amount of $2.16 million for legitimate business expenses of the Purchaser or JGC for the time period from July 2012 through June 2013. The Purchaser has agreed to indemnify and hold harmless FriendFinder and its affiliates in certain circumstances. As part of the sale transaction, the equity put agreement entered in connection with FriendFinder's acquisition of JigoCity was terminated.  As a result thereof, the $1,400,000 carrying value of the liability related to contingent consideration at December 31, 2011 was recognized as income in 2012, of which $1,382,000, representing the change in fair value of the liability during the quarter ended March 31, 2012, was recognized as income during such quarter.

FriendFinder Networks Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.   discontinued operations and contingent consideration (continued)

During the quarter ended June 30, 2012, the Company incurred a loss of approximately $9.3 million on the sale including the $2.1 million of post-closing liabilities for which FriendFinder is obligated and a $336,000 cumulative translation loss which was reclassified from accumulated other comprehensive loss.

The results of operations of the JigoCity locations, including Taiwan, are classified as discontinued operations in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2012, resulting in a loss of approximately $8.5 million, including a write-off of goodwill of $3.2 million and other assets, including intangibles, of $2.8 million attributable to locations closed during such quarter. Revenues during the three months ended March 31, 2012 generated from discontinued operations amount to approximately $187,000.

8.    vat liabilities

Effective July 1, 2003, as a result of a change in the law in the European Union, Various was required to collect VAT from customers in connection with their use of internet services in the European Union provided by Various and remit the VAT to the taxing authorities in the various European Union countries. As Various did not separately charge its customers for, or remit, the VAT, a liability has been recorded at the date of acquisition of Various to reflect the estimated VAT which should have been collected and remitted on Various’ revenue derived from the various European Union countries since July 1, 2003 or other local implementation date. In addition, a liability has been recorded at the date of acquisition for interest and penalties related to the unremitted VAT and failure to file tax returns. Effective July 2008, the Company registered with the European Union and on July 29, 2008 began separately charging VAT to its customers. The aggregate liability included in accrued expenses and other liabilities, which is denominated in Euros, amounted to $38,960,000 and $41,269,000 at March 31, 2013 and December 31, 2012, respectively, and includes VAT ($20,413,000 and $21,840,000), interest ($11,311,000 and $11,927,000) and penalties ($7,236,000 and $8,002,000). The consolidated statements of operations for three months ended March 31, 2013 and 2012, respectively, include foreign currency transaction gain (loss) of $810,000 and $(882,000) related to the liability, and interest related to VAT of $231,000 and $372,060.

As of March 31, 2013, the Company has reached settlement with the taxing authority of certain European Union countries related to VAT for periods prior to July 1, 2008 and has not yet reached settlement or has reached partial settlement, with the taxing authority in the following European Union countries: Cyprus, Germany, Italy, Luxembourg, Netherlands, Portugal, and Sweden.  The liability as of March 31, 2013, includes $14,331,000 for which settlements of $8,060,000 were reached with certain countries, and $2,802,000 in VAT liability related to current VAT charged to customers. Settlements have not been reached for the $21,827,000 balance of the VAT liability.

On October 8, 2009, the Company further agreed that if the costs of eliminating the pre-acquisition VAT liabilities are less than $29 million, then the principal of the Subordinated Convertible Notes issued to the former owners of Various would be increased for the unused portion of the $29 million plus interest on such difference. Gain on settlement of VAT liabilities will be recognized upon the Company satisfying the conditions of the settlement and to the extent the aggregate carrying amount of settled VAT liabilities exceeds the agreed settlement amounts and the then potential maximum increase in the principal of the Subordinated Convertible Notes. As disclosed in Note 9 in October 2010, the Convertible Subordinated Notes were exchanged for Non-Cash Pay Second Lien Notes and in connection therewith, the Company agreed that the principal increase would apply to the Non-Cash Pay Second Lien Notes.

Various had been previously notified that the German tax authorities and the Office of the District Attorney in Bonn had been investigating Various’ former Chief Executive Officer for alleged intentional evasion of VAT on revenue collected from customers located in Germany commencing in 2003. On April 18, 2008, a court in Germany granted authorities a search and seizure order that allowed them to seize documents from Various’ office located in Germany in order to determine the amount of revenue subject to VAT. The German tax authority has attempted unsuccessfully to freeze assets in bank accounts maintained by subsidiaries of Various in Germany, but did freeze assets in the amount of €610,343, held by Various’ credit card processor located in the Netherlands to secure the VAT estimated by the revenue tax authorities to be due from Various from revenue from internet websites in Germany. At March 31, 2013 and December 31, 2012, the frozen Euros are included in restricted cash in the approximate amount of $782,000 and $805,000, respectively.

FriendFinder Networks Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.   long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2013		December 31, 2012
	Principal	Unamortized Discount	Principal	Unamortized Discount

Debt issued by FriendFinder and INI on October 27, 2010
14% New First Lien Notes due September 30, 2013 (a)(d)(e)	$212,988	$1,641	$212,988	$2,408
14% Cash Pay Second Lien Notes due September 30, 2013 (b)(d)(e)	9,622	41	9,622	59
11.5% Non-Cash Pay Second Lien Notes, due April 30, 2014 (c)(d)(e)	297,911	15,632	297,911	18,375
Other (f)	1,250	−	1,250	9
	521,771	17,314	521,771	20,851
Less: unamortized discount	(17,314)		(20,851)
Long-term debt maturing in the following twelve months and/or in default, net of unamortized discount of $17,314 and $20,851, respectively	$(504,457)		$(500,920)

(a)   The New First Lien Notes, approximately $71.8 million principal amount of which are held by a more than 10% stockholder at March 31, 2013, were issued with an original issue discount of $6.1 million, or 2.0%.  The notes mature on September 30, 2013 and accrue interest at a rate per annum equal to 14.0%.  Interest on the notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.  Principal on the New First Lien Notes was payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal, subject to the pro-rata sharing with the Cash Pay Second Lien Notes.  In March 2012, the Excess Cash Flow percentage and the percentage of principal repaid was increased to 85% and 110%, respectively. The New First Lien Notes are guaranteed by domestic subsidiaries of FriendFinder and Interactive Network, Inc. (“INI”) a domestic subsidiary of FriendFinder and co-issuer of the notes and are collateralized by a first-priority lien on all of the Company’s assets as well as a pledge of stock of subsidiaries.  The New First Lien Notes are redeemable prior to maturity at the option of the Company, in whole but not in part, at 110% of principal, plus accrued and unpaid interest.  Noteholders have the option of requiring the Company to repay the New First Lien Notes and Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal.  The Company shall also repay the New First Lien Notes and, in certain circumstances, the Cash Pay Second Lien Notes, with proceeds received from any debt or equity financing (including a secondary offering) and asset sales of more than $25 million at 110% of principal, and with proceeds from other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions.

See (e) below.

(b)   The Cash Pay Second Lien Notes, all of which were issued to entities controlled by stockholders who are also directors, were issued with an original issue discount of $276,000, or 2%, mature on September 30, 2013 and have identical terms to those of the New First Lien Notes, except as to matters regarding collateral, subordination, enforcement and voting. The Cash Pay Second Lien Notes are collateralized by a fully subordinated second lien on substantially all of the assets of the Company, pari passu with the Non-Cash Pay Second Lien Notes, and will vote with the New First Lien Notes on a dollar for dollar basis on all matters except for matters relating to collateral, liens and enforcement of rights and remedies.  As to such matters, the Cash Pay Second Lien Notes will vote with the Non-Cash Pay Second Lien Notes.

See (e) below.

FriendFinder Networks Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.   long-term Debt (continued)

(c)   The Non-Cash Pay Second Lien Notes, approximately $223.0 million principal amount of which are held by more than 10% stockholders and their affiliates, mature on April 30, 2014 and bear interest at 11.5%, payable semi-annually on June 30 and December 31, which may be paid in additional notes at the Company’s option.  While the New First Lien Notes are in place, interest must be paid with additional notes.  The Non-Cash Pay Second Lien Notes are guaranteed by the domestic subsidiaries of FriendFinder and INI, co-issuers of the notes, and collateralized by a second priority lien on all of the Company’s assets and a pledge of the stock of subsidiaries; however, such security interest is subordinate to the prior payment of the New First Lien Notes.  The Non-Cash Pay Second Lien Notes are redeemable, at the option of the Company, in whole but not in part, at 100% of principal plus accrued and unpaid interest.  Upon the payment in full of the New First Lien Notes, principal on the Non-Cash Pay Second Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal subject to pro-rata sharing with the Cash Pay Second Lien Notes.  Upon an IPO, if the New First Lien Notes are paid in full, the net proceeds must be used to redeem the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis at 110% of principal plus accrued and unpaid interest.  In addition, noteholders have the option of requiring the Company to repay the Non-Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal plus accrued and unpaid interest.  If the New First Lien Notes are paid in full, the Company shall repay the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis with proceeds received from any debt or equity financing (including a secondary offering), and asset sales of more than $25 million at 110% of principal plus accrued and unpaid interest and with proceeds of other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions.

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

As described in (e) below, as of March 31, 2013, the Company was not in compliance with certain covenants contained in the indenture governing the Non-Cash Pay Second Lien Notes.

See (e) below.

(d)   As described above, the New First Lien Notes, the Cash Pay Second Lien Notes and the Non-Cash Pay Second Lien Notes were co-issued by FriendFinder and its wholly-owned subsidiary INI and guaranteed by their domestic subsidiaries, which are 100% owned directly or indirectly by FriendFinder.  FriendFinder and INI are holding companies and have no independent assets or operations.  The subsidiary guarantees are full and unconditional and joint and several.  Non-guarantor subsidiaries consisted of wholly-owned foreign subsidiaries of JigoCity which were acquired in September 2011 and sold in August 2012 (see Note 7)

FriendFinder Networks Inc.
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

On March 27, 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s New First Lien Notes and Cash Pay Second Lien Notes.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides that the Consolidated EBITDA minimum requirement (as defined) be reset to provide that for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013. Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million. In addition, starting with the fiscal quarter ended March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, was paid on April 2, 2012. The Supplemental Indentures also provide that the minimum amount of Qualified Cash (as defined) of the Issuers and their respective Subsidiaries shall not be less than (i) $10 million over a 15 calendar day rolling average period and (ii) $5 million at any time; provided, however, that for a six month period commencing on the date the consent fee is paid, such minimum amount of Qualified Cash required under this covenant shall be reduced by an amount equal to the consent fee.  The Minimum Consolidated Coverage Ratio, Total Debt Ratio and First Lien Debt Ratio, all as defined, were reset based on the changes to the minimum Consolidated EBITDA requirements set forth above.  The Excess Cash Flow definition was amended to increase the Excess Cash Flow prepayment percentage to 85%, except that the Company may, in its sole discretion, forego applying an amount of up to 5% of Excess Cash Flow to the prepayment percentage provided the Issuers purchase an equivalent amount of notes in the open market prior to the due date of such Excess Cash Flow payment. Such principal repayments from Excess Cash Flow shall be paid in cash equal to 110% of the principal amount repaid, an increase from 102%.  Cash compensation to each person that is an owner or beneficial holder of 5% of the stock of the Company is limited to $500,000 per year.  The requirement that the Company maintain a debt rating was removed and the cross default provision was amended so that a covenant violation under the 11.5% Non-Cash Pay Second Lien Notes due 2014 would not, under certain circumstances, cause a default under the New First Lien Notes or the Cash Pay Second Lien Notes.  Finally, certain other provisions in each of the indentures were modified, including restrictions on incurrence of capital leases, open market purchases of the notes by the Company, issuance of stock dividends and asset holdings of foreign subsidiaries.  As of March 31, 2013, except as set forth in the second following paragraph, the Company was in compliance with the above covenants as modified in the Supplemental Indentures.

FriendFinder Networks Inc.
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

The Company did not make Excess Cash Flow payments of $11.3 million due in November 5, 2012, $10.8 million due February 4, 2013 and $8.8 million due on May 6, 2013 applicable to the quarters ended September 30 and December 31, 2012 and March 31, 2013, respectively, which constitute events of default under the New First Lien Notes and Cash Pay Second Lien Notes.  As such, post-default interest of 17.5% accrues commencing November 5, 2012 the default date. The Company has received forbearance agreements from over 93% of its unaffiliated senior lenders and all of its Cash Pay Second Lien lenders with respect to such events of default in exchange for a forbearance fee aggregating $1.1 million equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  The forbearance agreements, as amended effective on February 4, 2013 and May 6, 2013, remain in place until the earlier of June 7, 2013, a default other than for not making the Excess Cash Flow payments due in November 2012, February 2013 or May 6, 2013, acceleration by the Trustee, or certain other circumstances.

The indenture governing the Non-Cash Pay Second Lien Notes was not modified and as a result, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 or the maximum Total Debt Ratio (as defined) for such periods of 6.1:1.0.  Further, during the quarters ended June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013, the Company violated certain other debt ratios.  In addition, from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.

On May 11, 2012, the Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived the EBITDA and the Total Debt Ratio covenant violations for the quarter ended March 31, 2012 and minimum liquidity requirement covenant violations through August 14, 2012, as well as the failure to timely comply with the reporting requirement thereof.  On August 10, 2012, the Company received a waiver from the Trustee and Required Holders related to its failure to meet the minimum EBITDA requirement as well as the Total Debt and other ratios for the quarter ended June 30, 2012 and the minimum liquidity requirement waiver was extended through November 14, 2012.  As a result of receiving these waivers, the Company was not subject to the post-default interest rate of 15%.  The Company did not receive a waiver from the Trustee and Required Holders related to its failure to meet the minimum EBITDA requirement as well as the Total Debt and other ratios for the quarters ended September 30, 2012, December 31, 2012 and March 31, 2013, and the minimum liquidity requirement waiver was not extended.  Accordingly, the Company is subject to the post-default interest rate of 15% as of November 14, 2012.  The Non-Cash Pay Second Lien Notes are classified as current liabilities at March 31, 2013 and December 31, 2012, due to the fact that these notes are in default at such date and the New First Lien Notes mature on September 30, 2013 or are subject to maturity date acceleration prior thereto upon expiration or termination of the forbearance agreement.  Assuming repayment of such notes upon maturity, the Non-Cash Pay Second Lien Notes can be accelerated thereafter.

(f)   In connection with the restructuring of Subordinated Convertible Notes issued in connection with the acquisition of Various, the Company agreed to pay $3.2 million of fees to the former owners of Various of which $1 million was payable in each of 2010 through 2012 and $250,000 was payable in the first quarter of 2013. The Company has not made the 2012 or 2013 payment.

FriendFinder Networks Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.   Warrants

In January and April 2012, warrants to purchase 235,833 and 49,784 shares of common stock at $0.0002 per share were exercised.  As of March 31, 2013, there were 2,325,451 outstanding warrants to purchase voting common stock of the Company, issued in connection with the acquisition of JigoCity.  These warrants have an expiration date of December 2021 and exercise prices between $5.00 and $18.00.

On August 1, 2012 warrants exercisable into 4,111,400 shares of common stock of the Company with exercise prices ranging from $7.00-$18.00 per share originally issued when the Company acquired the operations of JigoCity were cancelled in connection with the sale of the remaining JigoCity operations  (see Note 7).

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

Upon the successful completion of the IPO on May 16, 2011, compensation cost was accrued for each vesting tranche over the requisite service period commencing on the date the options were granted and ending on the later of the vesting date or 18 months after the date of the IPO.   For the three months ended March 31, 2013 and 2012, compensation cost related to options amounted to $92,000 and $222,000, respectively.

A summary of the changes in outstanding stock options for the three months ended March 31, 2013 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Terms (Years)
Options outstanding at January 1, 2013	1,133,918	$5.48	$4.42	7.42
Granted	—	$—	$—	—
Forfeited	6,950	$10.00	$8.38	—
Options outstanding at March 31, 2013	1,126,968	$5.46	$4.41	7.19
Options exercisable at March 31, 2013	528,900	8.26	—	6.04
Options exercisable and expected to be exercisable at March 31, 2013	953,889	$5.83	—	7.02

Outstanding stock options had no intrinsic value as of March 31, 2013. As of March 31, 2013, there was approximately $379,000 of unrecognized compensation cost related to outstanding stock options which will be recognized over a weighted average period of 3.3 years.

FriendFinder Networks Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.  Stock Plans (continued)

On March 23, 2009, the Company’s Board of Directors approved a 2009 Restricted Stock Plan (the “Restricted Plan”) which became effective upon the consummation of the Company’s IPO.  The aggregate number of shares of restricted stock that may be granted under the plan is limited to one percent of the fully-diluted equity of the Company on the date the IPO was consummated, or 393,875 shares.  The Compensation Committee of the Board of Directors is charged with administering the Restricted Plan and all directors, employees and consultants of FriendFinder or of any subsidiary are eligible to receive restricted stock under the Restricted Plan. Restricted stock granted under the Restricted Plan will generally vest on the third anniversary of the grant date, subject to the recipient’s continued service. Restricted shares will also vest prior to the third anniversary of the grant date if the recipient’s employment has been terminated under certain conditions. Upon the termination of a recipient’s employment, unvested shares of  restricted stock will be subject to repurchase by the Company at a price equal to $.10 per share or in certain cases as determined by the Compensation Committee, the fair market value as of the date of issuance.  Prior to vesting, the restricted shares may not be sold, assigned, transferred or pledged by the recipient.   In the year ended December 31, 2012, 380,000 restricted shares were granted under the Restricted Plan and remain outstanding at March 31, 2013. No additional shares were granted in the three months ended March 31, 2013.  As of March 31, 2013 there was $328,000 of total unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over the 3 year vesting period. For the three months ended March 31, 2013 and 2012, there was $41,000 and $0, respectively, of compensation cost related to restricted shares.

On March 29, 2012, the Company’s Board of Directors adopted the FriendFinder Networks Inc. 2012 Stock Incentive Plan (the "2012 Stock Incentive Plan"), which was approved by the Stockholders of the Company on May 30, 2012. The 2012 Stock Incentive Plan authorizes the Compensation Committee of the Board to grant stock options, restricted stock and other awards that are valued in whole or in part by reference to, or otherwise based on, the Company's common stock for up to 2,000,000 shares of common stock to our employees, officers, consultants and directors. Stock granted under the 2012 Stock Incentive Plan will generally vest between the third and fifth anniversary of the grant date, subject to the recipient’s continued service.  In the year ended December 31, 2012, 500,000 restricted shares and 250,000 unrestricted shares were granted under the 2012 Stock Incentive Plan. In addition, the Company granted to its directors options to acquire 56,000 common shares at $1.16 per share.  During the three months ended March 31, 2013, 125,000 shares were granted under the 2012 Stock Incentive Plan and as of such date, the 500,000 restricted shares, and options to acquire 56,000 common shares remain outstanding.  As of March 31, 2013, there was $252,000 of total unrecognized compensation cost related to non-vested restricted shares and 56,000 stock options granted under the 2012 Stock Incentive Plan to be recognized over the 3 to 5 year vesting periods.   For the three months ended March 31, 2013 and 2012, there was $104,000 and $0, respectively, of compensation cost related to restricted and unrestricted shares.

12.  Income Taxes

Income tax expense is computed based on the Company’s estimated annual effective tax rate. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates or anticipated that its net deferred tax assets at year end will be fully offset by a valuation allowance, no tax benefit applicable to the loss for the three months ended March 31, 2013 and 2012 has been recognized.

13.  Segment Information

The Company’s reportable segments consist of Internet and Entertainment.  Certain corporate expenses and interest expense are not allocated to segments.  Segment assets include intangible, fixed, and all others identified with each segment.  Unallocated corporate assets consist primarily of cash, certain prepaid items related to indebtedness and deferred tax assets not assigned to one of the segments.

Information for the Company’s segments is as follows (in thousands):
	March 31, 2013	December 31, 2012
Assets:
Internet	$446,552	$436,906
Entertainment	11,725	11,492
Unallocated corporate	2,941	3,755
Total	$461,218	$452,153

FriendFinder Networks Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.           Segment Information (continued)

	For the Three Months Ended March 31,
	2013	2012
Net revenue from external customers:
Internet	$66,937	$75,315
Entertainment	5,462	5,689
Total	72,399	81,004

Income from operations:
Internet	17,600	9,740
Entertainment	(72)	(34)
Total segment income	17,528	9,706
Unallocated corporate	(1,790)	(1,500)
Total	$15,738	$8,206

For the three months ended March 31, 2013 and 2012, included in income from continuing operations are amortization of acquired intangibles and software of $86,000 and $3,780,000, respectively, and depreciation and other amortization of $700,000 and $767,000, respectively, all of which were incurred by the Internet segment.

Net revenues by service and product are as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Internet:
Subscription based service	$43,059	$53,384
Pay by usage service	23,708	21,931
Advertising and other	170	—
	66,937	75,315

Entertainment
Magazine	2,136	2,421
Video entertainment	2,839	2,739
Licensing	487	529
	5,462	5,689
Total revenue
	$72,399	$81,004

FriendFinder Networks Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.  Segment Information (continued)

The Company derives revenue from international websites and other foreign sources.  Revenues by geographical area based on where the customer is located or the subscription originates are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenue:
United States	$39,964	$46,669
Europe	17,348	20,113
Canada	4,520	4,532
Other	10,567	9,690
Total	$72,399	$81,004

Principally all long-lived assets are located in the United States.

14.  Contingencies

(a)    Effective July 1, 2008, Various registered in the European Union and on July 29, 2008, began separately charging VAT to its customers.  For periods prior thereto, Various recorded a liability for VAT and related interest and penalties in connection with revenue from internet services derived from its customers in the various European Union countries.  Various reduced its VAT liability for periods prior to July 1, 2008 in the countries where the liability was either paid in full or payments were made pursuant to settlement and payment plans or where determinations were made that payments were not due.  Various continues to negotiate settlements of the liabilities or challenge the liability related to VAT for periods prior to July 1, 2008.

(b)   On November 11, 2011, a putative shareholder class action was filed in the U.S. District Court for the Southern District of Florida by Greenfield Children's Partnership, on behalf of investors who purchased the Company’s common stock pursuant to its initial public offering, against the Company, Ladenburg Thalmann & Co., Inc. and Imperial Capital LLC, the underwriters in the initial public offering, and the Company’s directors and certain of the Company’s executive officers. The complaint alleges, among other things, that the initial public offering documents contained certain false and misleading statements and seeks an unspecified amount of compensatory damages. In March 2012, the plaintiffs filed an amended complaint alleging all of the same causes of action and adding additional factual allegations and in response to the Amended Complaint the Company filed its Motion to Dismiss.  The Company believes it has meritorious defenses to all claims and is vigorously defending the lawsuit.  On or about November 15, 2012, the court granted the Motion to Dismiss and gave plaintiffs fifteen days to amend portions of their Amended Complaint.  On or about November 30, 2012, plaintiffs filed their Motion for Reconsideration or for Leave. The Company awaits the court’s decision on this matter.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under the section entitled "Risk Factors" and elsewhere in this quarterly  report on Form 10-Q.

Overview

We are a leading internet and technology company providing services in the rapidly expanding markets of social networking and web-based video sharing. Our business consists of creating and operating technology platforms which run several of the most heavily visited websites in the world. Through our extensive network of more than 8,000 websites, since our inception, we have built a base of more than 590 million registrants and more than 370 million members in more than 200 countries. We are able to create and maintain, in a cost-effective manner, websites intended to appeal to users of diverse cultures and interest groups. We offer our members a wide variety of online services so that they can interact with each other and access the content available on our websites. Our most heavily visited websites include AdultFriendFinder.com, Amigos.com, AsiaFriendFinder.com, Cams.com, FriendFinder.com, BigChurch.com and SeniorFriendFinder.com. For the three months ended March 31, 2013, we had net revenue of $72.4 million.

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

On September 7, 2011, the Company acquired BDM Global Ventures Ltd., the company which owns the operations of JigoCity, a social commerce company, for a combination of stock and warrants. The merger consideration consists of approximately 1.6 million shares of the Company’s common stock and approximately 6.4 million of the Company’s warrants with exercise prices ranging from $5.00–$18.00 per share and is valued at approximately $7.5 million.

On August 1, 2012, the Company sold all of the shares, par value $0.01 per share (the "Shares"), of JGC Holdings Limited ("JGC"), a British Virgin Islands Business Company, and a direct and wholly-owned subsidiary of the Company, that owns the operations of JigoCity to JGC Acquisition LLC (the "Purchaser"), an entity controlled by Anthony R. Bobulinski, the former owner of JigoCity. The Company sold the Shares for cash consideration in the amount of $1.00 and cancellation of warrants exercisable into 4,111,400 shares of common stock of the Company with exercise prices ranging from $7.00-$18.00 per share out of the warrants exercisable into 6,436,851 shares originally issued when the Company acquired the operations of JigoCity. Additionally, the Company is obligated to reimburse Purchaser up to an aggregate amount of $2.16 million for legitimate business expenses of the Purchaser or JGC for the time period from July 2012 through June 2013. The Purchaser has agreed to indemnify and hold harmless the Company and its affiliates in certain circumstances. As part of the sale transaction, 500,000 shares of common stock of the Company previously issued in connection with the Company's acquisition of JigoCity were held in escrow until December 31, 2012 to secure a guaranty by Global Investment Ventures, LLC, an entity wholly-owned by Mr. Bobulinski, of Purchaser's indemnification obligations.  The shares were thereafter released.

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

Internet Revenue

Approximately 93% of our net revenue for the three months ended March 31, 2013 was generated from our internet segment comprised of social networking, live interactive video and premium content websites. This revenue is treated as service revenue in our financial statements. We derive our revenue primarily from subscription fees and pay-by-usage fees. These fees are charged in advance and recognized as revenue over the term of the subscription or as the advance payment is consumed on the pay-by-usage basis, which is usually immediately. VAT is presented on a net basis and is excluded from revenue.

Net revenue consists of all revenue net of credits back to customers for disputed charges and any chargeback expenses from credit card processing banks for such items as cancelled subscriptions, stolen cards and non-payment of cards. We estimate the amount of chargebacks and credits that will occur in future periods to offset current revenue.  For the three months ended March 31, 2013 and 2012, these credits and chargebacks were 5.8% of gross revenue, while chargebacks alone were 1.4% and 1.3%, respectively, of gross revenue for the three months ended March 31, 2013 and 2012, respectively.

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

Entertainment Revenue

Approximately 7% of our net revenue for the three months ended March 31, 2013 was generated by the entertainment segment. Entertainment revenue consists of studio production and distribution, licensing of the Penthouse name, logos, trademarks and artwork for the manufacture, sale and distribution of consumer products and publishing revenue. This revenue is treated as product revenue in our financial statements, with the exception of revenue derived from licensing, which is treated as service revenue. For more information regarding our net revenue by service and product, see Note 13, "Segment Information" of our condensed consolidated financial statements included elsewhere in this Form 10-Q . We derive revenue through third party license agreements for the distribution of our programming where we either receive a percentage of revenue or a fixed fee.

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

Cost of Revenue

Cost of revenue for the internet segment is primarily comprised of commissions, which are expensed as incurred, paid to our affiliate websites and revenue shares for online models and studios in connection with our live interactive video websites. In the three months ended March 31, 2013, the cost of revenue  decreased as a percentage of net revenue as less profitable co-branded websites are eliminated and we improve our affiliate commission structure and revenue sharing arrangements with our models and studios. Cost of revenue for the entertainment segment consists primarily of publishing costs including costs of printing and distributing magazines and studio costs which principally consist of the cost of the production of videos. Studio costs are capitalized and amortized over three years which represents the estimated period during which substantially all the revenue from the content will be realized.

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

Our compensation to our marketing affiliates has decreased and the percentage of revenues from our marketing affiliates have increased modestly, reflecting the variability in the rate at which we compensate our marketing affiliates described above. The percentage of revenues derived from these affiliates and the compensation to our affiliates for the three months ended March 31, 2013 and 2012 are set forth below:

	Three Months Ended March 31,
	2013	2012
Percentage of revenue contributed by affiliates	58.3%	51.5%
Compensation to affiliates (in millions)	$13.1	$20.6

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

Stock Based Compensation

Stock-based compensation for the three months ended March 31, 2013 and 2012, were approximately $0.24 million and $0.2 million, related to options and restricted stock granted under our various stock compensation plans.

Amortization of Acquired Intangibles and Software

Amortization of acquired intangibles and software is primarily attributable to intangible assets and internal-use software from acquisitions. Identified intangibles and internal-use software resulting from acquisitions were recorded at the acquisition date fair value. The total fair value of these intangibles and internal-use software acquired from Various in 2007 was $182.5 million. The amortization periods vary from two to five years with the weighted average amortization period equaling approximately three years. We recognized amortization expense associated with these assets of $0.1 million and $4.0 million for the three months ended March 31, 2013 and 2012, respectively.  In July 2011 we acquired PerfectMatch and in September 2011, we acquired JigoCity. The total fair value of the intangibles and internal use software from PerfectMatch and JigoCity was $1.0 million for the three months ended March 31, 2013 and 2012, respectively.  The amortization periods vary from two to three years with the weighted average amortization period being 2.5 years for both PerfectMatch and JigoCity.  If we acquire other businesses which results in us owning additional intangible assets, the amortization of any acquired intangible assets could cause our depreciation and amortization expense to increase as a percentage of net revenue.

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

Interest Expense, Net of Interest Income

Interest expense, net of interest income mainly represents interest expense recognized from the debt incurred in connection with the acquisition of Various and the New Financing. Included in interest expense is amortization of note discounts due to certain warrants issued in connection with our 2005 Notes, 2006 Notes, First Lien Senior Secured Notes and Second Lien Subordinated Secured Notes and amortization of a discount to record the fair value of the Subordinated Convertible Notes at the date of issuance. As the exchange of such notes was not accounted for as extinguishment (as described in "Note 9 Long-Term Debt" in our condensed consolidated financial statements included elsewhere in this Form 10-Q), subsequent to our debt restructuring on October 27, 2010, interest expense continues to include such amortization together with amortization of original issue discount related to our Senior Secured Notes and Cash Pay Notes and amortization of discount to record the fair value of certain Non-Cash Pay Notes at the date of issuance. Interest expense also includes amortization of deferred debt costs and the 2% and 10% premiums paid from time to time in connection with payment of debt from excess cash flow each quarter.

Other Finance Expenses

For the three months ended March 31, 2012, other finance expenses relates to charges incurred when we entered into Supplemental Indentures with the Trustee under the Company’s New First Lien Notes and Cash Pay Second Lien Notes, which was completed on March 27, 2012. These expenses were for third party fees related to the New First Lien Notes and Cash Pay Second Lien Notes which were determined to be not substantially different than such notes prior to the modifications based on the less than 10% difference in present values of revised cash flows, including the consent fee, as compared with the remaining cash flows under the terms of the notes prior to modification and, accordingly, the modifications were accounted for as if the New First Lien Notes and Cash Pay Second Lien Notes were not extinguished.

Interest Related to VAT Liability not Charged to Customers

Interest and penalties related to VAT not charged to customers are due to our failure to file VAT tax returns and pay VAT based on the applicable law of each country in the European Union. Commencing in 2003, the member states of the European Union implemented rules requiring the collection and payment of VAT on revenues generated by non-European Union businesses that provide electronic services that are purchased by end users within the European Union. We did not begin collecting VAT from our subscribers until July 2008. At March 31, 2013 and 2012, the total amount of uncollected VAT payments was approximately $36.2 million and $38.4 million, respectively. For more information regarding our potential VAT liability, see Note 8— "VAT Liabilities" in our condensed consolidated financial statements included elsewhere in this Form 10-Q. The majority of the penalties assessed by the various tax jurisdictions related to the VAT liability were incurred prior to our purchase of Various and thus charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers. The portion of interest incurred prior to the purchase of Various was also charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers, and subsequently continues to be recorded on the unpaid amounts. On October 14, 2008, we made an indemnity claim against these notes under the acquisition agreement for Various in the amount of $64.3 million. On June 10, 2009, the United Kingdom taxing authority notified us that it had reversed its previous position and that we were not subject to VAT, which resulted in an approximately $39.5 million reduction in the VAT liability. On October 8, 2009, we settled and released all indemnity claims against the sellers (whether claims are VAT related or not) by reducing the original principal amount of the Subordinated Convertible Notes by the full value of the then-outstanding VAT liability. In addition, the sellers agreed to make available to us, to pay VAT and certain VAT-related expenses, $10.0 million held in a working capital escrow account established at the closing of the Various transaction. As of December 31, 2010, the total $10.0 million had been released from the escrow to reimburse us for VAT-related expenses already incurred. If the actual costs to us of eliminating the VAT liability are less than $29.0 million, after applying amounts from the working capital escrow, then the principal amount of the Non-Cash Pay Second Lien Notes (notes issued in exchange for the Subordinated Convertible Notes in the New Financing) will be increased by the issuance of new Non-Cash Pay Second Lien Notes to reflect the difference between $29.0 million and the actual VAT liability, plus interest on such difference. For more information regarding the reductions of the principal amount of Subordinated Convertible Notes as a result of our VAT liability, see Note 8 — "VAT Liabilities".

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

Other Non-Operating Income/Expenses, Net

Other non-operating income and expenses include miscellaneous gains and losses on transactions not related to our primary operations.

Income Tax (Benefit)

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates that its net deferred tax assets at December 31, 2013 will be fully offset by a valuation allowance, no tax benefit has been recognized for the three months ended March 31, 2013.  Similarly no tax benefit was recognized for the three months ended March 31, 2012.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments are subject to an inherent degree of uncertainty. Our significant accounting policies are more fully described in Note C to our consolidated financial statements contained in the Company’s Form 10-K filed on April 1, 2013. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment in making certain assumptions to be used in making such estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observation of trends in our industry and information available from other outside sources as appropriate. Accounting policies that, in their application to our business, involve the greatest amount of subjectivity by way of management judgments and estimates are those relating to valuation of goodwill, identified intangibles and other long-lived assets, including business combinations and legal contingencies.

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

Intangible assets which resulted from the acquisition were recorded at estimated fair value at the date of acquisition. Identifiable intangible assets are comprised mainly of studio and service contracts, domain names, customer lists and non-compete agreements. In addition, purchase accounting requires deferred revenue be restated to estimated cost incurred to service the liability in the future, plus a reasonable margin.

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

Legal Contingencies

We are currently involved in certain legal proceedings, as discussed in Note 14 to our condensed consolidated financial statements. To the extent that a loss related to a contingency is probable and can reasonably be estimated, we accrue an estimate of that loss. Because of the uncertainties related to both the amount or range of loss on certain pending litigation and arbitration, we may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of such matters. As additional information becomes available, we will assess the potential liability related to our pending matters and make, or if necessary revise, our estimates. Such changes in our estimates of the potential liability could materially impact our results of operations and financial position.

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

	Three Months Ended March 31,
	2013	2012

Net revenue
Internet	$66,937	$75,315
Entertainment	5,462	5,689
Total	72,399	81,004
Cost of revenue
Internet	21,080	28,576
Entertainment	3,409	4,049
Total	24,489	32,625
Gross profit
Internet	45,857	46,739
Entertainment	2,053	1,640
Total	47,910	48,739
Income (loss) from operations
Internet	17,600	9,740
Entertainment	(72)	(34)
Unallocated corporate	(1,790)	(1,500)
Total	$15,738	$8,206

Internet Segment Historical Operating Data

The following table presents certain key business metrics for our adult websites, general audience websites and live interactive video websites for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Adult Websites
New members	6,783,509	9,507,677
Beginning subscribers	724,445	827,728
New subscribers	340,487	434,043
Terminations	360,759	420,787
Ending subscribers	704,173	840,984
Conversion of members to subscribers	5.0%	4.6%
Churn	16.8%	16.8%
ARPU	$19.93	$20.50
CPGA	$43.40	$51.62
Average lifetime net revenue per subscriber	$74.97	$70.32
Net revenue (in millions)	42.0	51.3
Affiliate Commission Expense (in millions)	$10.7	$17.8
Ad Buy Expense (in millions)	$4.0	$4.7
Subscriber Acquisition Costs (in millions)	$14.8	$22.5

General Audience Websites
New members	943,956	1,027,332
Beginning subscribers	35,309	44,519
New subscribers(1)	13,548	24,048
Terminations	19,551	25,292
Ending subscribers	29,306	43,275
Conversion of members to subscribers	1.4%	2.3%
Churn	20.2%	19.2%
ARPU	$12.04	$15.41
CPGA	$28.48	$39.96
Average lifetime net revenue per subscriber	$31.20	$40.26
Net revenue (in millions)	1.2	2.0
Affiliate Commission Expense (in millions)	$0.2	$0.4
Ad Buy Expense (in millions)	$0.2	$0.5
Subscriber Acquisition Costs (in millions)	$0.4	$0.9

Live Interactive Video Websites
Total minutes	8,803,308	9,452,814
Average revenue per minute	$2.68	$2.32
Net revenue (in millions)	23.7	21.9

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

Our results of operations related to our adult and general audience websites, as distinguished from the live interactive video websites discussed above, reflects the interaction of the conversion of members to subscribers, the churn of subscribers, and the average value of purchased products and services. A negative movement in any one of these items may be offset by a positive movement in another. For more information see the sections in this Form 10-Q entitled "— Results of Operations — Internet Segment Historical Operating Data for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012."

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

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed discussions for each of our segments. In order to provide a meaningful discussion of our ongoing business, we have provided a discussion of the following:

•	our consolidated results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012
•
an analyis of internet segment operating data which are key to an understanding of our operating results and strategies for the three months ended March 31, 2013 as compared to three months ended March 31, 2012

The following table presents our historical operating results as a percentage of our net revenue for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Net revenue	100.0%	100.0%
Cost of revenue	33.8	40.3
Gross profit	66.2	59.7
Operating expenses:
Product development	3.1	5.4
Selling and marketing	10.0	11.2
General and administrative	30.2	27.4
Amortization of acquired intangibles and software	0.1	4.7
Depreciation and other amortization	1.0	0.9
Total operating expenses	44.4	49.6
Income from operations	21.7	10.1
Interest expense, net of interest income	(36.5)	(25.8)
Other finance expenses	−	(0.6)
Interest and penalty related to VAT liability not charged to customers	(0.3)	(0.5)
Foreign exchange gain (loss) including amounts related to VAT liability not charged to customers	0.7	(1.1)
Change in Fair Value of Acquisition related Contingent Consideration	−	1.9
Other non-operating (expense)/income, net	(0.0)	(0.0)
Loss from continuing operations	(14.3)%	(16.1)%
Loss from discontinued operations	0.0%	(10.4)%
Net Loss:	(14.3)%	(26.6)%
Foreign Currency Translation Adjustment:	0.0%	0.0%
Comprehensive Loss:	(14.3)%	(26.6)%

Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

Net Revenue. Net revenue for the three months ended March 31, 2013 and 2012 was $72.4 and $81.0 million, respectively, representing a decrease of $8.6 million or 10.6%. Internet revenue for the three months ended March 31, 2013 and 2012 was $66.9 million and $75.3 million, respectively, representing a decrease of $8.4 million or 11.1%.  Entertainment revenue for the three months ended March 31, 2013 and 2012 was $5.5 and $5.7 million, respectively, a decrease of $0.2 million or 3.5%.

The decrease in internet revenue was primarily attributable to a decrease in our social networking websites revenue of $10.1 million, or 18.9%, due primarily to a decrease in traffic to our websites.  The above was offset by an increase in our live interactive video websites of $1.8 million, or 8.2%, due to more effective marketing campaigns and increased features available on our websites. Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected our internet revenues as well.  The churn increase was due to in part to the elimination of certain of our co-branded websites and the higher number of declined transactions by credit card issuers.

Internet revenue for the three months ended March 31, 2013 was comprised of 62.6% relating to our social networking websites, 35.4% relating to our live interactive video websites and 1.7% relating to our premium content websites, as compared to 69.1% for our social networking websites, 29.1% for our live interactive video websites and 1.7% for our premium content websites for the same period in 2012.

Entertainment revenue for the three months ended March 31, 2013 was $5.5 million as compared to $5.7 million for the three months ended March 31, 2012.

Entertainment revenue for the three months ended March 31, 2013 was comprised of 39.1% relating to magazine publishing, 52.0% relating to broadcasting and 8.9% relating to licensing, as compared to 42.6% for magazine publishing, 48.1% for broadcasting and 9.3% for licensing for the same period in 2012.

Cost of Revenue.  Cost of revenue for the three months ended March 31, 2013 and 2012 was $24.5 million and $32.6 million, respectively, representing a decrease of $8.1 million or 24.9%.  The decrease was primarily driven by reductions in affiliate payments due to our co-brand elimination efforts in the second half of 2012 and the first quarter of 2013. The decline in affiliate spending as a percentage of revenue resulted in an increase in gross profit percentage related to service revenue of 69% in 2013 from 62% in 2012.

Operating Expenses

Product Development. Product development expense for the three months ended March 31, 2013 and 2012 was $2.3 million and $4.3 million, respectively, representing a decrease of $2.0 million or 46.5%. The primary reason for the decrease in product development expense was due to reductions in headcount.

Selling and Marketing. Selling and marketing expense for the three months ended March 31, 2013 and 2012 was $7.2 million and $9.1 million, respectively, representing a decrease of $1.9 million or 20.9%. The decrease in selling and marketing expense was primarily due to a decrease in our ad buy expenses for our internet segment over the period. The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines.

General and Administrative. General and administrative expense for the three months ended March 31, 2013 and 2012 was $21.9 million and $22.2 million, respectively, representing a decrease of $0.3 million or 1.3%. The decrease in general and administrative expense is primarily due to  a reduction in salaries and benefits costs, merchant processing fees, and professional services fees, offset by an increase in bad debts due to a non-recurring write-off of receivables from a merchant processor in Brazil.

Amortization of Acquired Intangibles and Software. Amortization of acquired intangibles and software for the three months ended March 31, 2013 and 2012 was $0.1 million and $3.8 million, respectively. The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized.

Depreciation and Other Amortization. Depreciation and other amortization expense for the three months ended March 31, 2013 and 2012 was $0.7 million and $0.8 million, respectively, representing a decrease of $0.1 million or 12.5%. The decrease in depreciation and other amortization is primarily related to certain assets becoming fully depreciated, offset by the purchase of additional fixed assets.

Interest Expense, Net of Interest Income. Interest expense for the three months ended March 31, 2013 and 2012 was $26.4 million and $20.9 million, respectively, representing an increase of $5.5 million or 26.5%.  The increase in interest expense was due to interest expense on additional payment in kind notes issued in the year ended December 31, 2012 to holders of the Non-Cash Pay Second Lien Notes as well as an increase in the interest rate to a default rate on the First Lien, Cash Pay Second Lien and Non-Cash Pay Second Lien Notes.

Other Finance Expenses.  Other finance expenses for the three months ended March 31, 2012 were due to charges incurred when we entered into Supplemental Indentures with the Trustee under the Company’s New First Lien Notes and Cash Pay Second Lien Notes, which was completed on March 27, 2012. These expenses were for third party fees related to the New First Lien Notes and Cash Pay Second Lien Notes which were determined to be not substantially different than such notes prior to the modifications based on the less than 10% difference in present values of revised cash flows, including the consent fee, as compared with the remaining cash flows under the terms of the notes prior to modification and, accordingly, the modifications were accounted for as if the New First Lien Notes and Cash Pay Second Lien Notes were not extinguished.  We had no such comparable costs in the same period for 2013.

Interest Related to VAT Liability not Charged to Customers. Effective July 1, 2003, as a result of a change in the law in the European Union, VAT was required to be collected from customers in connection with their use of internet services in the European Union countries. A provision and related liability have been recorded for interest and penalties related to VAT not charged to customers and failure to file tax returns based on the applicable law of each relevant country in the European Union.

Interest and penalties related to VAT liability not charged to customers for the three months ended March 31, 2013 was $0.2 million as compared to $0.4 million for the three months ended March 31, 2012. The decrease in interest and penalties related to VAT not charged to customers is due to VAT settlements with numerous countries. We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $36.2 million of unremitted VAT liability.

Foreign Exchange Loss Including Amounts Related to VAT Liability not Charged to Customers. Foreign exchange gain/loss principally related to VAT not charged to customers for the three months ended March 31, 2013 was $0.5 million as compared to a loss of $0.9 million for the three months ended March 31, 2012.  The gain for the three months ended March 31, 2013 and the loss in the same period in 2012 is primarily related to the change in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to fluctuation of the exchange rate with the U.S. dollar.

Change in Fair Value of Acquisition Related Contingent Consideration. Gain on acquisition related contingent consideration for the three months ended March 31, 2012 was $1.4 million.  In conjunction with the acquisition of JigoCity, a liability was recognized for an estimate of the acquisition date fair value of the related contingent consideration which may be paid.  As of March 31, 2012, the fair value of this consideration was valued at $18,000, resulting in an increase to earnings of $1.4 million.  As a result of the sale of JigoCity on August 1, 2012, the liability related to this contingent consideration was extinguished in the quarter ended June 30, 2012.

Other Non-operating Expense, Net. Other non-operating expense for the three months ended March 31, 2013 was $1,000 as compared to expense of $12,000 for the three months ended March 31, 2012.  Other non-operating income and expenses include gains and losses from miscellaneous transactions not related to our primary operations.

Income Tax Expense. Income tax expense for the three months ended March 31, 2013 and 2012 was $0.  The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates that its net deferred tax assets at December 31, 2013 will be fully offset by a valuation allowance, no tax benefit has been recognized for the three months ended March 31, 2013, similarly, no tax benefit was recognized for the three months ended March 31, 2012.

Loss on Discontinued Operations. During the first quarter of 2012, the Company began procedures to streamline its operations and announced that certain units within the JigoCity subsidiary would be terminated effective March 31, 2012.  In the second quarter of 2012, the Company closed the remaining JigoCity operations in Taiwan.  As a result of this decision, the Company recognized for the three months ended March 31, 2012, a loss from discontinued operations of approximately $8.5 million including $6.2 million of write-offs related to the closure of the Company’s operations. In the third quarter of 2012, the Company sold its JigoCity operations.

Net Loss. Net loss for the three months ended March 31, 2013 and 2012 was $10.4 million and $21.5 million, respectively, representing a decrease of $11.1 million. The reduced loss in 2013 was primarily due to reductions in operating expenses and as a result of the discontinuance of the operations of JigoCity.

Internet Segment Historical Operating Data for the Three Months Ended March 31, 2013 as compared to the Three Months Ended March 31, 2012

Adult Websites

Subscribers. Subscribers for the three months ended March 31, 2013 were 704,173 as compared to 841,114 for the three months ended March 31, 2012 representing a decrease of 136,941 or 16.3%. The decrease was primarily driven by the decrease in new member traffic.

Churn. Churn for the three months ended March 31, 2013 was 16.8% as compared to 16.8% for the three months ended March 31, 2012. Churn is the most direct measurement of the value our subscribers get for the price we charge. We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service. Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber. ARPU for the three months ended March 31, 2013 was $19.93 as compared to $20.47 for the three months ended March 31, 2012 representing a decrease of $0.54 or 2.6%. The decrease was primarily driven by a decrease in the number of our higher priced monthly subscribers.

Cost Per Gross Addition. CPGA for the three months ended March 31, 2013 was $43.40 as compared to $51.93 for the three months ended March 31, 2012 representing a decrease of $8.53 or 16.4%. The decrease was primarily driven by a decrease in both our affiliate expense and our ad-buy expense on our adult websites from $17.8 million and $4.7 million, respectively in the three months ended March 31, 2012 to $10.7 million and $4.0 million in the three months ended March 31, 2013.

Average Lifetime Net Revenue Per Subscriber. Average Lifetime Net Revenue Per Subscriber for the three months ended March 31, 2013 was $74.97 as compared to $69.84 for the three months ended March 31, 2012 representing an increase of $5.13 or 7.3%. The increase was primarily driven by the decrease in CPGA described above.

General Audience Websites

Subscribers. Subscribers for the three months ended March 31, 2013 were 29,306 as compared to 43,748 for the three months ended March 31, 2012 representing a decrease of 14,442 or 33.0%.  The decrease was primarily driven by the decrease in new member traffic and the increase in churn described below.

Churn. Churn for the three months ended March 31, 2013 was 20.2% as compared to 18.2% for the three months ended March 31, 2012 representing an increase of 197 basis points, or 10.8%. Churn is the most direct measurement of the value our subscribers get for the price we charge. We strive to provide our subscribers with a positive user experience, minimize technical difficulties and provide a competitively priced service. Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber. ARPU for the three months ended March 31, 2013 was $12.04 as compared to $15.31 for the three months ended March 31, 2012 representing a decrease of $3.27 or 21.4%. The reduction was due to a change in the mix of subscriber plans.

Cost Per Gross Addition. CPGA for the three months ended March 31, 2013 was $28.48 as compared to $40.44 for the three months ended March 31, 2012 representing a decrease of $11.96 or 29.6%. The decrease was primarily driven by a decrease in our affiliate expense from $0.4 million for the three months ended March 31, 2012 to $0.2 million for the three months ended March 31, 2013.

Average Lifetime Net Revenue Per Subscriber. Average Lifetime Net Revenue Per Subscriber for the three months ended March 31, 2013 was $31.20 as compared to $43.68 for the three months ended March 31, 2012 representing a decrease of $12.48 or 28.6%. The decrease was driven by the increase in Churn and the decrease in ARPU described above.

Live Interactive Video Websites

Average Revenue Per Minute. Average Revenue Per Minute for the three months ended March 31, 2013 was $2.68 as compared to $2.31 for the three months ended March 31, 2012 representing an increase of $0.37, or 16.0%. The primary reason for the increase is that the higher value models represented a larger portion of our total minutes.

Total Purchased Minutes. Total purchased minutes for the three months ended March 31, 2013 were 8.8 million as compared to 9.5 million for the three months ended March 31, 2012 representing a decrease of 0.7 million or 7.4%. The primary reason for the decrease in purchased minutes was a decrease in the number of minutes purchased per user.

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

The following table reflects the reconciliation of GAAP net loss to the non-GAAP financial measures of EBITDA and adjusted EBITDA.

EBITDA

	Three Months Ended March 31,
	2013	2012
	(in thousands)	(unaudited)
GAAP net loss	$(10,391)	$(21,522)
Add: Interest expense, net	26,421	20,889
Add: Other finance expenses	—	500
Add: Income tax expense	—	—
Add: Amortization of acquired intangible assets and software	86	3,780
Add: Depreciation and other amortization	700	767
EBITDA	$16,816	$4,414
Subtract/Add: (Gain)/Loss related to VAT liability not charged to customers and foreign exchange gains/losses	(293)	1,254
Add: Stock Compensation Expense	237	222
Add: Severance Costs	23	424
Add: Discontinued Operations	—	8,455
Add: Non-recurring write off of Brazil related receivables from 2012	1,136	—
Subtract: Change in fair value of acquisition related contingent consideration	—	(1,382)

Adjusted EBITDA (1)	$17,919	$13,387

(1)
Our new note agreements contain material debt covenants based on our maintaining specified levels of EBITDA (as it is defined in the particular agreement as noted below). Specifically, we are required to maintain the following EBITDA levels for our outstanding debt:

●
For each of the fiscal quarters ending through September 30, 2011, September 30, 2012 and September 30, 2013, our EBITDA (as defined in the Indentures) on a consolidated basis for the four consecutive fiscal quarters ending on such date needs to be greater than $85 million, $90 million and $95 million, respectively.  These levels were amended prospectively for the New First Lien Notes and the Cash Pay Second Lien Notes commencing the fiscal quarter ended March 31, 2012.  For such period, and thereafter, for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013.  Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million.  In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  Our EBITDA for the four quarters ended March 31, 2013 was $80.0 million.  The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, as of the date of this filing, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2013.  The Company’s EBITDA was calculated for such period to be $80.0 million.  In addition, the Total Debt Ratio (as defined) of 6.6:1.0 was above the required maximum level of 5.7:1.0. Further, the Company during such period did not comply with other debt ratios and from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Therefore, the Company is in default as of November 14, 2012 and the Non-Cash Pay Second Lien Notes are subject to the post-default interest rate of 15%.  For more information regarding the default, see Note 9 – "Long-Term Debt."  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined therein) until the New First Lien Notes are paid in full.

For the quarter ended March 31, 2013, our EBITDA and adjusted EBITDA were $16.8 million and $17.9 million, respectively. Management derived adjusted EBITDA for the three months ended March 31, 2013 using the following adjustments.

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

Stock Compensation Expense was added back as it a non-cash item that does not relate to the operating performance of the Company.  Severance costs and the write off of Brazil related receivables were added back, as these items do not relate to the operating performance of the Company.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $31.8 million, plus restricted cash of $10.8 million compared to $14.9 million and $12.2 million for the same period in 2012. We generate our cash flows from operations. For the three months ended March 31, 2013 and 2012, cash flows generated from operations were $15.3 million and $0.6 million, respectively. We have no working capital line of credit. Our current New First Lien Notes and Cash Pay Second Lien Notes require us to make principal payments equivalent to 85% of Excess Cash Flow, as defined at 110% of principal 35 calendar days after each quarter end (See Note 9e).  On May 4, 2012 we made an Excess Cash Flow payment which resulted in a principal reduction of $2.1 million and $0.95 million of the New First Lien Notes and Cash Pay Second Lien Notes, respectively.

We did not make the Excess Cash Flow payments due on November 5, 2012, February 4, 2013 and May 6, 2013 and therefore, the New First Lien Notes and Cash Pay Second Lien Notes are in default as of November 5, 2012.  The post-default interest of 17.5% accrues commencing as of the default date.  We received forbearance agreements from over 80% of our senior lenders and all of our Cash Pay Second Lien lenders with respect to such defaults in exchange for a forbearance fee equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  We entered into amendments to this forbearance agreement effective as of February 4, 2013 and May 6, 2013 with unaffiliated holders of approximately 93% of the New First Lien Notes and holders of 100% of the Cash Pay Second Lien Notes extending the forbearance period first, from February 4, 2013 to May 6, 2013 and second, from May 6, 2013 to June 7, 2013. The forbearance agreements as amended remains in place until the earlier of June 7, 2013, a default other than for not making the Excess Cash Flow payment, acceleration by the Trustee, or certain other circumstances.  The New First Lien Notes and Cash Pay Second Lien Notes are classified as current liabilities in the accompanying balance sheet at December 31, 2012.

We also made the final payment due to the Broadstream Capital Partners settlement of $2.0 million on January 3, 2012.

The total amount of uncollected payments related to VAT not charged to customers as of March 31, 2013 was $36.2 million, including $18.5 million in potential penalties and interest. We are currently negotiating with tax authorities in the applicable European Union jurisdictions to extend the maturity of the payments. We have settled with tax authorities or paid our tax liabilities in full in certain countries. We are in different stages of negotiations with many other jurisdictions, and we are not able to estimate when the rest of the jurisdictions will be settled or paid in full. However, if we were forced to pay the total amount in the next year, it would have a material adverse effect on our liquidity and capital resources since we will not have sufficient cash flow over the next year to pay these obligations and we expect that our ability to borrow funds to pay these obligations would be limited.

Due to our Excess Cash Flow prepayment default, the New First Lien Notes and Cash Pay Second Lien Notes are subject to a maturity date acceleration by the lenders; however, over 93% of the unaffiliated First Lien lenders and all of the Cash Pay Second Lien lenders have executed forbearance agreements with us.  The New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013 and are classified as current liabilities in the accompanying balance sheet at March 31, 2013.  We are also in default of certain financial ratios and financial requirements under the Indentures to the Non-Cash Pay Second Lien Notes. Under the terms of the Intercreditor and Subordination Agreement among the Trustee under the Indentures for the New First Lien Notes, the Cash Pay Second Lien Notes and the Non-Cash Pay Second Lien Notes, neither the Trustee nor the holders of the Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined in the Indenture governing the Non-Cash Pay Second Lien Notes). The Non-Cash Pay Second Lien Notes mature on April 30, 2014 and are classified as current liabilities in the accompanying balance sheet at March 31, 2013, due to the fact that these notes are in default and once the New First Lien Notes and Cash Pay Second Lien Notes come due September 30, 2013, the Non-Cash Pay Second Lien Notes can be accelerated.  We will be required to either restructure or refinance these notes prior to their maturity dates.   We are actively exploring opportunities to refinance the Notes and we have retained CRT Capital Group LLC as our financial advisor to help explore opportunities to refinance the Notes. Based on cash provided from operating activities (after interest payments on debt) during the past several years and for the three months ended March 31, 2013, a substantial percentage of which has been needed to make principal payments on debt and forecasts of future operating cash flow, we anticipate that we will be able to either restructure or refinance the Notes; however there is no assurance that we will be able to accomplish such transactions on acceptable terms, or at all. Our inability to accomplish a successful restructuring or refinancing of the Notes will have a material adverse effect on our financial condition and may effect our ability to continue operations.

Cash Flow

Net cash provided by operations was $15.3 million for the three months ended March 31, 2013 compared to $0.6 million for the same period in 2012. The increase was primarily attributable to decreases in operating losses offset by increases in non-cash interest.

Net cash used in investing activities for the three months ended March 31, 2013 was $0.3 million compared to $1.9 million for the same period in 2012. This decrease resulted from reductions in purchases of property and equipment.

There was no cash used in financing activities for the three months ended March 31, 2013 compared to $7.5 million for repayment of long term debt in the same period in 2012. There were no debt reduction payments made in the three months ended March 31, 2013.

In March 2012, we entered into Supplemental Indentures with the Trustee under the New First Lien Notes due 2013 and Cash Pay Second Lien Notes.  In the Supplemental Indentures, the Excess Cash Flow definition was amended to increase the Excess Cash Flow prepayment percentage to 85%, except that we may, in our sole discretion, forego applying an amount of up to 5% of Excess Cash Flow to the prepayment percentage provided we purchase an equivalent amount of notes in the open market prior to the due date of such Excess Cash Flow payment. Such principal repayments from Excess Cash Flow shall be paid in cash equal to 110% of the principal amount repaid, an increase from 102%.  We did not make required Excess Cash Flow payments in November 2012, February 2013 and May 2013.

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

In March 2012, we entered into Supplemental Indentures with the Trustee under the New First Lien Notes and Cash Pay Second Lien Notes.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides that the Consolidated EBITDA minimum requirement (as defined in each indenture) be reset to provide that for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013. Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million. In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  Our Consolidated EBITDA for the four quarters ended March 31, 2013 was $80.0 million and the Consolidated EBITDA for the three months ended ended March 31, 2013 was $17.9 million.

The indenture governing the Non-Cash Pay Second Lien Notes was not modified and as a result, as of the date of this filing, we did not comply with the minimum EBITDA requirement (as defined) of $95 million for the four consecutive fiscal quarters ended March 31, 2013.  Our EBITDA was calculated for such period to be $80.0 million.  In addition, for the first quarter of 2013, the Total Debt Ratio (as defined) of 6.6:1.0 was above the required maximum level of 5.7:1.0.  Further, during such period we did not comply with other debt ratios and from time to time, we did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Therefore, we are in default as of November 14, 2012 and the Non-Cash Pay Second Lien Notes are subject to the post-default interest rate of 15%.  For more information regarding the default, see Footnote 9 – "Long-Term Debt."  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined in the applicable indenture, as amended) until the New First Lien Notes are paid in full.  The Non-Cash Pay Second Lien Notes are classified as current liabilities in the accompanying balance sheets at December 31, 2012 and March 31, 2013, due to the fact that these notes are in default and once the New First Lien Notes and Cash Pay Second Lien Notes come due on September 30, 2013, the Non-Cash Pay Second Lien Notes can be accelerated.

Financing Activities

We are currently highly leveraged and our outstanding notes are secured by substantially all of our assets. Our note agreements and Indentures contain many restrictions and covenants, including financial covenants regarding EBITDA. We breached covenants in our Indentures, as disclosed in the section above entitled, “Information Regarding EBITDA Covenants”.   To the extent that our notes are not fully repaid, we will remain subject to such restrictions and covenants. Interest expense for the three months ended March 31, 2013 totaled $26.4 million.

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

In March 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides, among other things, that the Consolidated EBITDA minimum requirement (as defined in each indenture) be reset.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, was payable on March 31, 2012.  For more information, see Note 9 to the Company’s Financial Statements as of March 31, 2012 and 2011 and the three months ended March 31, 2013 and 2012.

The Company did not make the Excess Cash Flow payments due in November 2012, February 2013 and May 2013 and therefore, the New First Lien Notes and Cash Pay Second Lien Notes are in default as of November 5, 2012.  Post-default interest of 17.5% accrues commencing as of the default date.  On November 5, 2012, the Company has received forbearance agreements from over 80% of its senior lenders and all of its Cash Pay Second Lien lenders with respect to such defaults in exchange for a forbearance fee equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  The Company entered into amendments to the forbearance agreement effective as of February 4, 2012 and May 6, 2013 with unaffiliated holders of approximately 93% of the New First Lien Notes and 100% of the Cash Pay Second Lien Notes extending the forbearance period first, from February 4, 2013 to May 6, 2013 and second, from May 6, 2013 to June 7, 2013. The forbearance agreement remains in place until the earlier of June 7, 2013, a default other than for not making the Excess Cash Flow payment in November 2012,  February 2013 or May 2013, acceleration by the Trustee, or certain other circumstances.  The New First Lien Notes and Cash Pay Second Lien Notes are classified as current liabilities in the accompanying balance sheet at December 31, 2012.

The New First Lien Notes and Cash Pay Second Lien Notes are subject to a maturity date acceleration by the lenders; however, over 93% of the unaffiliated New First Lien lenders and all of the Cash Pay Second Lien lenders have entered into forbearance agreements with the Company. An affiliated holder has not signed an extension to the forbearance agreement to date. However, the relevant indentures provide that affiliate holdings are disregarded for this purpose. The New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013 and the Non-Cash Pay Second Lien Notes mature on April 30, 2014.  The Company will be required to either restructure or refinance these notes prior to their maturity dates.  The Company anticipates that it will be able to either restructure or refinance the notes; however there is no assurance that the Company will be able to accomplish such transactions on acceptable terms, or at all. The Company’s inability to accomplish a successful restructuring or refinancing of the notes will have a material adverse effect on the Company’s financial condition.

Cash Pay Second Lien Notes

The Cash Pay Second Lien Notes, in the principal amount of $13.8 million, all of which were issued to entities controlled by stockholders who are also directors, were issued with an original issue discount of $276,000 or 2%, are identical to the terms of the New First Lien Notes except as to matters regarding collateral, subordination, enforcement and voting. Cash Pay Second Lien Notes are secured by a fully subordinated second lien on substantially all of our assets, pari passu with the Non-Cash Pay Second Lien Notes, and will be included with the New First Lien Notes on a dollar for dollar basis for purposes of determining required consents or waivers on all matters except for matters relating to collateral, liens and enforcement of rights and remedies. As to such matters, the Cash Pay Second Lien Notes will be included with the Non-Cash Pay Second Lien Notes for purposes of determining required consents or waivers.

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

The indenture governing the Non-Cash Pay Second Lien Notes has not been modified and as a result, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013.  The Company’s EBITDA was calculated for such periods to be $78.2 million, $69.0 million, $71.2 million, $74.9 million and $80.0 million, respectively.  In addition, the Total Debt Ratio (as defined) for such periods of 6.3:1.0, 7.4:1.0, 7.1:1.0, 7.2:1.0 and 6.6:1.0 was above the required maximum level of 5.7:1.0.  Further, during the quarters ended June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013, the Company violated certain other debt ratios.  In addition, from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.

On May 11, 2012, the Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived the EBITDA covenant violation and the Total Debt Ratio for the quarter ended March 31, 2012 and minimum liquidity requirement covenant violations through August 14, 2012, as well as the failure to timely comply with the minimum liquidity requirement and the reporting requirement thereof.  On August 10, 2012, the Company received a waiver from the Trustee and Required Holders related to its failure to meet the minimum EBITDA requirement as well as the Total Debt and other ratios for the quarter ended June 30, 2012 and the minimum liquidity requirement waiver was extended through November 14, 2012.  However, the waiver was not extended beyond November 14, 2012.  Therefore, the Company is in default as of November 14, 2012 and the Non-Cash Pay Second Lien Notes are subject to the post-default interest rate of 15%.  The Non-Cash Pay Second Lien Notes are classified as current liabilities in the accompanying balance sheet as of March 31, 2013.

Registration Rights

We agreed to consummate an exchange offer pursuant to an effective registration statement to be filed with the SEC to allow the holders of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes to exchange their notes for a new issue of substantially identical notes. On August 1, 2011, we filed a registration statement with the SEC relating to the exchange offer. In addition, we agreed to file under certain circumstances, a shelf registration statement to cover resales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. In October 2011, due to an interpretation of the SEC which did not allow an exchange offer for the above referenced notes, we withdrew the registration statement relating to the exchange offer. On October 18, 2011, we filed a registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes. In the event that we fail to satisfy the registration and/or exchange requirements within prescribed time periods, the interest rate on the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes will be increased by 3.5%. (See Note 9— “Long Term Debt”).  The SEC declared the registration statement on Form S-1 to cover re-sales of the New First Lien Notes, Cash Pay Second Lien Notes and Non-Cash Pay Second Lien Notes effective on December 19, 2011.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2013:

		Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		($ in thousands)
Long-term Notes Payable, including current portion:
New First Lien Notes(1)	$212,988	$212,988	$—	$—	$—
Cash Pay Second Lien Notes(1)	9,622	9,622	—	—	—
Non-Cash Pay Second Lien Notes(1)	297,911	297,911	—	—	—
Sellers Agreements(2)	1,250	1,250	—	—	—
Operating Leases(3)	7,576	2,461	3,643	1,413	59
Other (4)	4,117	3,791	326	—	—
Total (5)	$533,464	$528,023	$3,969	$1,413	$59

(1)
We used the net cash proceeds from our initial public offering of our common stock to repay a portion of the New First Lien Notes and Cash Pay Second Lien Notes pro rata at a redemption price of 110%, plus accrued and unpaid interest. The New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013. The Non-Cash Pay Second Lien Notes mature on April 30, 2014, and are shown as current liabilities in the accompanying balance sheet at March 31, 2013, due to the fact that these notes are in default and once the New First Lien Notes and Cash Pay Second Lien Notes come due on September 30, 2013, the Non-Cash Pay Second Lien Notes can be accelerated.

(2)
Agreements with the former owners of Various were originally recorded in 2010 at a present value of $2.3 million using a discount rate of 15%.  The Company did not make the scheduled $1 million payment in 2012 or $250,000 payment in 2013.

(3)	Represents our minimum rental commitments for non-cancellable operating leases of office space.

(4)
Other commitments and obligations are comprised of contracts with software licensing, communications, computer hosting, and marketing service providers. These amounts totaled $3.7 million for less than one year. Contracts with other service providers are for 30 day terms or less.

(5)
Interest expense has been excluded from the Contractual Obligations table above. As of March 31, 2013, the Company had $213.0 million and $9.6 million of New First Lien Notes and Cash Pay Second Lien Notes, respectively, which would result in an annual cash interest expense obligation of $31.3 million before giving effect to required principal reductions from excess cash flow or default interest at 3.5%. No cash interest payments are payable in respect of Non-Cash Pay Second Lien Notes.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk attributed to foreign currency exchange rates and inflation.

Interest Rate Fluctuation Risk

We are not exposed to any interest rate fluctuations.

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange risk is due to our international operations.  As of March 31, 2013, we had a $39.0 million liability for VAT denominated in Euros and $1.1 million of restricted cash denominated in Euros and Pounds held by foreign credit card processors, which represent substantially all of our foreign currency exchange rate exposure.  In addition, revenues derived from international websites are paid in advance primarily with credit cards and are denominated in local currencies.  Substantially all such currencies are converted into U.S. dollars on the dates of the transactions at rates of exchange in effect on such dates and remitted to us and accordingly, is recorded based on the U.S. dollars received by us.  As a result, our foreign currency exchange risk exposure is not material and is limited to the amount of foreign exchange rate changes on any individual day on the portion of our net revenue received in other currencies.  Restricted cash held by foreign credit card processors and VAT liabilities denominated in foreign currencies are converted into U.S. dollars using current exchange rates in effect as of the balance sheet date.  Gains and losses resulting from transactions denominated in foreign currencies are recorded in the statement of operations.  The potential loss resulting from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates is approximately $4.0 million.  We do not utilize any currency hedging strategies.

Inflation Risk

We are subject to the effects of changing prices.  We have, however, generally been able to pass along inflationary increases in our costs by increasing the prices of our products and subscriptions.

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Change in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Recent Accounting Pronouncements

In July 2012, the FASB issued authoritative guidance to simplify the assessment of testing the impairment of indefinite-lived intangible assets other than goodwill.  The guidance allows the Company to do an initial qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts prior to performing the quantitative indefinite-lived intangible asset impairment test.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted.  We do not believe the adoption of this guidance will have a material effect on the Company's financial statements.

In February 2013, the FASB issued new authoritative guidance to provide disclosure on items reclassified out of accumulated other comprehensive income (“AOCI”) and changes in AOCI balances either in the notes or parenthetically on the face of the income statement. The guidance is effective for fiscal years and interim periods beginning after December 15, 2012. The guidance, which was effective January 1, 2013, had no impact on the company’s financial statements.

PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

There are no material changes to the material pending legal proceedings described in our Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 1, 2013.

Item 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

The Company did not make Excess Cash Flow payments due on November 5, 2012, February 4, 2013 and May 6, 2013 applicable to the quarters ended September 30, 2012, December 31, 2012 and March 31, 2013, respectively, which constituted events of default under the New First Lien Notes and Cash Pay Second Lien Notes.  The Company has received amendments to forbearance agreements from over 93% of its unaffiliated senior lenders and all of its Cash Pay Second Lien lenders with respect to such events of default, which as amended effective as of May 6, 2013, remain in place until June 7, 2013 or earlier under certain circumstances.

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

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.  OTHER INFORMATION

As previously reported, on August 9, 2012 we received notice from NASDAQ that the market value of our publicly held shares was less than the $15 million minimum, and that the minimum bid price of our common stock had fallen below $1.00 for the last 30 consecutive trading days and we were provided 180 calendar days ending on February 5, 2013 in order to regain compliance.  We were notified on February 7, 2013 that since we failed to comply with these requirements, our common stock was subject to delisting.  We appealed the NASDAQ staff determination and attended a hearing before the NASDAQ Hearings Panel on March 28, 2013.  On April 16, 2013, the Hearings Panel granted the Company its request for continued listing until August 5, 2013 in order to regain compliance.  If the Company is unable to regain compliance by that date, the Hearings Panel will issue a final determination to delist the Company’s shares and suspend trading on the NASDAQ Stock Market effective on the second business day from the date of the final determination.

Item 6.  EXHIBITS

Exhibit No.	Description of Exhibit

10.71
Form of First Amendment to Forbearance Agreement, dated February 4, 2013, entered into between FriendFinder Networks Inc. and Interactive Network, Inc., as Co-Issuers, the Guarantors party thereto and certain holders of the 14% Senior Secured Notes due 2013.{l)

10.72
Form of First Amendment to Forbearance Agreement, dated Februa1y 4, 2013, entered into between FriendFinder Networks Inc. and Interactive Network, Inc., as Co-Issuers, the Guarantors party thereto, and the holders of the Cash Pay Secured Notes due 2013. (1)

10.73	First Amendment to Employment Offer Letter Agreement, dated March 29, 2013, among Friendfinder Networks Inc., Various, Inc. and Robert Brackett. (2)
10.74
Form of Second Amendment to Forbearance Agreement, dated May 6, 2013, entered into between FriendFinder Networks Inc. and Interactive Network, Inc., as Co-Issuers, the Guarantors party thereto and certain holders of the 14% Senior Secured Notes due 2013. *

10.75
Form of Second Amendment to Forbearance Agreement, dated May 6, 2013, entered into between FriendFinder Networks Inc. and Interactive Network, Inc., as Co-Issuers, the Guarantors party thereto, and the holders of the Cash Pay Secured Notes due 2013. *

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Dcocument#

(1)	Incorporated by reference to Exhibits I 0.1 and I 0.2 filed with the Form 8-K on February 8, 2013.
(2)	Incorporated by reference to Exhibit 10.73 filed with the Form 10-K on April I, 2013.

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

By:	/s/Anthony Previte
Name:	Anthony Previte
Chief Executive Officer

By:	/s/Ezra Shashoua
Name:	Ezra Shashoua
Chief Financial Officer

Date:  May 15, 2013