Form 10-K/A
period 2012-12-31
FriendFinder Networks Inc.
filed 2013-08-07
CIK 1451951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

As of August 5, 2013, the registrant had 32,827,761 shares of common stock outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by FriendFinder Networks Inc. ("FFN") to amend the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013, as amended on Form 10-K/A on April 30, 2013, to include in the audit report previously filed the city and state of FFN's auditors and a consent including the conformed signature of FFN's auditors. No other items are being amended.

TABLE OF CONTENTS

		Page

Item 8.	Financial Statements and Supplementary Data	1

Item 15.	Exhibits and Financial Statement Schedules	34

PART II

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

New York, New York
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

10.73	First Amendment to Employment Offer Letter Agreement, dated March 29, 2013, among Friendfinder Networks Inc., Various, Inc. and Robert Brackett *
21.1	List of Subsidiaries *
23.1	Consent of EisnerAmper LLP **

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document#****
101.SCH	XBRL Taxonomy Extension Schema Document#****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#****
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Dcocument#****

#
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

*	Previously filed with the Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.
**	Filed herewith.
***	Furnished herewith.
****	Previously furnished with the Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.

(1)	Incorporated by reference to Exhibits 2.1, 10.1 and 10.2 filed with the Form 8-K on September 12, 2011.
(2)	Incorporated by reference to Exhibit 3.4 filed with the Form S-1(File No. 333-156414) or any of the amendments filed thereto.
(3)	Incorporated by reference to the exhibit with the corresponding number filed with the Form S-1 (File No. 333-156414) or any of the amendments filed thereto.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Form 8-K on November 22, 2011.
(5)	Incorporated by reference to the exhibit with the corresponding number filed with the Form 10-K for the year ended December 31, 2012.
(6)	Incorporated by reference to the exhibit with the corresponding number filed with the Form 10-Q for the quarterly period ended March 31, 2012.
(7)	Incorporated by reference to the exhibit with the corresponding number filed with the Form 10-Q for the quarterly period ended June 30, 2012.
(8)	Incorporated by reference to the Exhibit 10.1filed with the Form S-8 on August 31, 2012 .
(9)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 filed with the Form 8-K on April 26, 2012.
(10)	Incorporated by reference to Exhibit 10.1 filed with the Form 8-K on May 18, 2012.
(11)	Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 filed with Form 8-K on October 5, 2012.
(12)	Incorporated by reference to Exhibits 10.1and 10.2 filed with the Form 8-K on November 8, 2012.
(13)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with the Form 8-K on February 8, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2013	FRIENDFINDER NETWORKS INC.

/s/ Anthony Previte
Anthony Previte
Chief Executive Officer, President and Director
(Duly Authorized Officer)