Form 10-Q
period 2013-06-30
FriendFinder Networks Inc.
filed 2013-08-14
CIK 1451951

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to              .

Commission File Number

1-34622

FRIENDFINDER NETWORKS INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3750988
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
or organization)

6800 Broken Sound Parkway, Suite 200

Boca Raton, Florida  33487

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 13, 2013, there were 32,827,761 shares of Common Stock, $0.001 par value, issued and outstanding.

FRIENDFINDER NETWORKS INC.

FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30, 2013 Unaudited	December 31, 2012
ASSETS
Current assets:
Cash	$38,633	$16,839
Restricted cash	8,977	10,064
Accounts receivable, less allowance for doubtful accounts of $992 and $1,284, respectively	8,621	12,323
Inventories	537	763
Prepaid expenses	3,969	3,436
Deferred tax asset	1,844	1,844
Total current assets	62,581	45,269
Film costs, net	3,217	3,627
Property and equipment, net	4,461	5,120
Goodwill	328,061	328,061
Domain names	56,614	56,614
Trademarks	5,643	5,643
Other intangible assets, net	160	330
Unamortized debt costs, net	2,997	6,179
Other assets	1,567	1,310
	$465,301	$452,153
LIABILITIES
Current liabilities:
Long-term debt in default, which matures on September 30, 2013 and April 30, 2014, net of unamortized discount of $13,214 and $20,851, respectively	530,900	500,920
Accounts payable	4,057	5,040
Accrued expenses and other liabilities	69,669	62,227
Deferred revenue	31,702	34,741
Total current liabilities	636,328	602,928
Deferred tax liability	25,639	25,639
Total liabilities	661,967	628,567
Contingencies (Note 14)

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value — authorized 22,500,000 shares; issued and outstanding no shares in 2013 and 2012	-	-
Common stock, $0.001 par value — authorized 125,000,000 shares
Common stock voting — authorized 112,500,000 shares, issued and outstanding 32,827,761 shares at June 30, 2013 and 32,572,761 shares at December 31, 2012	33	32
Series B common stock non-voting – authorized 12,500,000 shares, issued and outstanding no shares in 2013 and 2012
Capital in excess of par value	135,221	134,759
Accumulated deficit	(331,920)	(311,205)
Total stockholders’ deficiency	(196,666)	(176,414)
	$465,301	$452,153

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue
Service	$64,101	$76,177	$131,524	$152,021
Product	4,866	4,908	9,842	10,068
Total	68,967	81,085	141,366	162,089
Cost of revenue
Service	19,296	24,187	40,376	52,763
Product	2,896	3,901	6,305	7,950
Total	22,192	28,088	46,681	60,713
Gross profit	46,775	52,997	94,685	101,376
Operating expenses:
Product development	2,347	3,955	4,627	8,301
Selling and marketing	7,279	9,559	14,501	18,656
General and administrative	19,439	22,131	41,323	44,314
Amortization of acquired intangibles and software	84	3,633	170	7,413
Depreciation and other amortization	771	794	1,471	1,561
Total operating expenses	29,920	40,072	62,092	80,245
Income from operations	16,855	12,925	32,593	21,131
Interest expense	(27,021)	(21,259)	(53,442)	(42,148)
Other finance expenses	-	-	-	(500)
Interest related to VAT liability not charged to customers	(62)	(370)	(293)	(742)
Foreign exchange (loss) gain, including amounts related to VAT liability not charged to customers	(283)	1,883	241	1,001
Change in fair value of acquisition related contingent consideration	-	18	-	1,400
Other non-operating expenses net	(3)	(642)	(4)	(654)
Loss from continuing operations	$(10,514)	$(7,445)	$(20,905)	$(20,512)
Income (loss) from discontinued operations	190	(3,090)	190	(11,545)
Net loss	$(10,324)	$(10,535)	$(20,715)	$(32,057)
Loss per common share — basic and diluted:
Continuing operations	$(0.33)	$(0.24)	$(0.66)	$(0.65)
Discontinued operations	0.01	(0.10)	0.01	(0.37)
Net loss	$(0.32)	$(0.34)	$(0.65)	$(1.02)
Weighted average shares outstanding — basic and diluted:	31,942	31,505	31,879	31,505

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Loss	$(10,324)	$(10,535)	$(20,715)	$(32,057)
Other comprehensive loss:
Foreign currency translation adjustment	-	(15)	-	(51)
Comprehensive loss	$(10,324)	$(10,550)	$(20,715)	$(32,108)

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit	Total

Balance at January 1, 2013	32,572,761	$32	$134,759	$(311,205)	$(176,414)
Issuance of non-restricted and restricted common shares pursuant to restricted stock compensation plans	255,000	1	(1)
Stock based compensation			463		463
Net Loss				(20,715)	(20,715)

Balance at June 30, 2013	32,827,761	$33	$135,221	$(331,920)	$(196,666)

See notes to condensed consolidated financial statements

FRIENDFINDER NETWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(20,715)	$(32,057)
Adjustment to reconcile net loss to net cash provided by operating activities-continuing operations:
Loss from discontinued operations	-	11,545
Amortization of acquired intangibles and software	170	7,413
Depreciation and other amortization	1,471	1,561
Amortization of film costs	1,232	1,511
Non-cash interest, including amortization of discount and debt costs	45,618	25,191
Provision for doubtful accounts	2,397	249
Change in fair value of acquisition related contingent consideration	-	(1,400)
Stock based compensation expense	462	456
Debt costs	-	(2,312)
Other	(428)	341
Changes in operating assets and liabilities:
Restricted cash	1,087	305
Accounts receivable	1,305	(1,070)
Inventories	226	120
Prepaid expenses	(533)	(835)
Film costs	(822)	(1,580)
Other assets	(257)	(3)
Accounts payable	(2,064)	(833)
Accrued expenses and other liabilities	(2,044)	1,539
Deferred revenue	(3,039)	(3,302)
Net cash provided by continuing operations	24,066	6,839
Net cash used in discontinued operations	(1,120)	(5,111)
Net cash provided by operating activities	22,946	1,728
Cash flows from investing activities:
Purchases of property and equipment	(1,152)	(2,520)
Other	-	(18)
Net cash used in investing activities	(1,152)	(2,538)
Cash flows from financing activities:
Repayment of long-term debt	-	(9,735)
Net cash used in financing activities	-	(9,735)
Net increase (decrease) in cash	21,794	(10,545)
Cash at beginning of period	16,839	23,364
Cash at end of period	$38,633	$12,819
Supplemental disclosures of cash flow information:
Cash Paid for:
Interest	$7,791	$16,571

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

The Company’s management is responsible for this interim financial information.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the Company's financial position as of June 30, 2013 and the results of its operations and cash flows for the three months and six months ended June 30, 2013 and 2012.  Interim results may not be indicative of the results that may be expected for the year.

3.           basis of presentation

On October 27, 2010, the Company completed a debt restructuring which consolidated substantially all of its debt into three tranches with maturities on September 30, 2013 and April 30, 2014.  As described in Note 9, in March 2012, the indentures governing the New First Lien Notes and Cash-Pay Second Lien Notes were modified to, among other changes, amend the Excess Cash Flow calculation to provide for 85% of Excess Cash Flow (as defined) to be applied quarterly as a prepayment against the notes at 110% of principal and state that certain covenant violations under the Non-Cash Pay Second Lien Notes would not cause a default under the New First Lien Notes or the Cash Pay Second Lien Notes.  The Company did not make Excess Cash Flow payments due on November 5, 2012, February 4, 2013, May 6, 2013 and August 5, 2013 applicable to the quarters ended September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013 respectively, which constituted events of default under the New First Lien Notes and Cash Pay Second Lien Notes. The Company received forbearance agreements from over 93% of its unaffiliated senior lenders and all of its Cash Pay Second Lien lenders with respect to such events of default which agreements, as amended, remained in place until July 31, 2013. Commencing on August 5, 2013, the Company received forbearance agreements from 93% of the unaffiliated holders of the New First Lien Notes and from the holders of 100% of the Cash Pay Second Lien Notes (the “New Forbearance Agreements”). Under the terms of the New Forbearance Agreements, the forbearing holders of the New First Lien Notes and the Cash Pay Second Lien Notes have agreed not to take any remedial action and to refrain from directing the trustee to exercise certain remedies on their behalf with respect to the New First Lien Notes and the Cash Pay Second Lien Notes as a result of the excess cash flow prepayment defaults and any financial covenant defaults. The forbearance period runs from August 5, 2013 and ends automatically and immediately upon the occurrence of any of the following: (a) August 31, 2013 (unless such date is extended by the written agreement of the note issuers and forbearing holders holding the New First Lien Notes and the Cash Pay Second Lien Notes evidencing more than 70% of the aggregate outstanding principal then owing to forbearing holders); (b) the failure of the issuers and the guarantors and holders of at least a majority in outstanding principal amount of the New First Lien Notes and the Cash Pay Second Lien Notes to have entered into a transaction support agreement, with respect to a refinancing, that is satisfactory to the forbearing holders, on or before August 15, 2013 (unless such date is extended by the written agreement of the note issuers and forbearing holders holding the New First Lien Notes and the Cash Pay Second Lien Notes evidencing more than 70% of the aggregate outstanding principal then owing to forbearing holders); (c) the occurrence or existence of any default or event of default other than the excess cash flow prepayment defaults or financial covenant defaults; (d) any representation, warranty, certification or other statement made by any note issuer or guarantor in the New Forbearance Agreements or in any certificate given by or on behalf of any issuer or guarantor pursuant thereto or in connection therewith shall be untrue, incorrect or incomplete in any material respect on the date as of which made; or (e) in the event that any of the note issuers shall initiate, against a forbearing holder, any judicial, administrative or arbitration proceeding relating to the New Forbearance Agreements, the Indentures or the other note documents, unless that forbearing holder is not in compliance with the terms thereof.

FriendFinder Networks Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.           basis of presentation (continued)

Commencing on March 31, 2012 and for each quarter end thereafter, the Company was not in compliance with certain covenants contained in the indenture governing the Non-Cash Pay Second Lien Notes. The Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived compliance with these covenants for the periods ended March 31 and June 30, 2012 but did not waive compliance thereafter. However, neither the Trustee of the Non-Cash Pay Second Lien indenture nor the holders of the Non-Cash Pay Second Lien Notes may accelerate such Notes or take any other enforcement action until the New First Lien Notes are paid in full.

The New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013 or may be subject to accelerated maturity prior thereto upon the expiration or termination of the forbearance agreements currently in place.  On August 5, 2013, the Company received notice from the Trustee, pursuant to Section 6.1 of the Indenture relating to the New First Lien Notes, declaring all the New First Lien Notes in the aggregate principal amount of $213 million, plus accrued and unpaid interest to date, to be due and payable. On August 7, 2013, the Company received notice from the Trustee, pursuant to Section 6.1 of the Indenture relating to the Cash Pay Second Lien Notes, declaring all the Cash Pay Second Lien Notes in the aggregate principal amount of $9.6 million, plus accrued and unpaid interest to date, to be due and payable. Such notices are subject to the terms of the New Forbearance Agreements. In addition, events of default have occurred under the Non-Cash Pay Second Lien Notes which mature on April 30, 2014 and, accordingly, such notes are also subject to accelerated maturity upon repayment of the New First Lien Notes.  All such debt is classified as current liabilities in the accompanying condensed consolidated balance sheets at June 30, 2013 and December 31, 2012 and cannot be satisfied by available funds which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

FriendFinder Networks Inc.

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

The carrying amounts of receivables and payables approximate their fair values due to the short-term nature of these financial instruments.  As of June 30, 2013, the carrying value of long-term debt was $530.9 million compared to its estimated fair value of $283.4 million. As of December 31, 2012, the carrying value of long-term debt was $500.9 million compared to its estimated fair value of $240.9 million.  The fair value of First Lien Notes of $217.9 million (2013) and $184.2 million (2012) is based on quoted market prices in inactive markets (level 2), the fair value of the Cash-Pay Second Lien Notes of $2.7 million (2013) and $1.8 million (2012) is based on third party pricing information (level 2) and the fair value of Non-Cash Pay Second Lien Notes of $62.8 million (2013) and $54.9 million (2012) for which trading is inactive is based on third party pricing information (level 2).

6.           Per Share Data

Basic and diluted net loss per common share is based on the weighted average number of shares of outstanding common stock (excluding nonvested shares of restricted stock awards) including, in 2012, shares underlying common stock purchase warrants which were exercisable at the nominal price of $0.0002 per share.

Weighted average shares outstanding — basic and diluted is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Common Stock	31,942	31,498	31,879	31,447
Common stock purchase warrants	-	7	-	58
	31,942	31,505	31,879	31,505

In computing diluted loss per share for the three and six month periods, no effect has been given to the common shares issuable at the end of the periods upon conversion or exercise or vesting of the following anti-dilutive securities that could potentially dilute basic earnings per share in future periods (in thousands):

	June 30,
	2013	2012
Warrants	2,325	6,437
Convertible Non Cash Pay Second Lien Notes	8,311	8,311
Non-vested restricted shares	885	936
Employee and director stock options	1,258	1,172
Total common shares issuable	12,779	16,856

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

Concurrently with entering into the merger agreement, FriendFinder entered into an equity put agreement with the former shareholders of JigoCity pursuant to which such shareholders had the option to sell all of their shares of common stock and warrants received as consideration in the merger back to FriendFinder in exchange for the return of 70% of the equity in JigoCity if the volume-weighted average price of FriendFinder's common stock failed to equal or exceed $12.00 per share during any 10 trading day period between the closing date of the merger and the later of June 30, 2014 and the date upon which FriendFinder’s current indentures are fully discharged, or if an "indenture modification" is made, as defined under the equity put agreement, the later of June 30, 2014 and the date that the indenture modification takes place.

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

FriendFinder sold the shares for cash consideration in the amount of $1.00 and cancellation of warrants exercisable into 4,111,400 shares of common stock of the Company with exercise prices ranging from $7.00-$18.00 per share originally issued when the Company acquired the operations of JigoCity.  Such warrants were valued at approximately $17,000 at date of sale using a Black Scholes option pricing model and the following assumptions:  price of the Company’s stock of $0.85; dividend yield of 0%; expected volatility of 30%; a risk-free interest rate of 1.67% and remaining term of 9.5 years.  Additionally, FriendFinder agreed to reimburse Purchaser up to an aggregate amount of $2.16 million for legitimate business expenses of the Purchaser or JGC for the time period from July 2012 through June 2013. The final payment of $190,000 was reduced by the amount of reimbursable expenses incurred by the Company in July 2012 and was thus recorded as income from discontinued operations during the three months ended June 30, 2013. The Purchaser has agreed to indemnify and hold harmless FriendFinder and its affiliates in certain circumstances. As part of the sale transaction, the equity put agreement entered in connection with FriendFinder's acquisition of JigoCity was terminated.  As a result thereof, the $1,400,000 carrying value of the liability related to contingent consideration at December 31, 2011 was recognized as income in 2012, of which $18,000, representing the change in fair value of the liability during the quarter ended June 30, 2012, was recognized as income during such quarter.

The results of operations of the JigoCity locations are classified as discontinued operations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2012, resulting in a loss of approximately $11.5 million, including a write-off of goodwill of $4.2 million and other assets, including intangibles, of $3.8 million.  For the three month period ended June 30, 2012, the loss from discontinued operations attributable to the Taiwan operation amounted to approximately $3.1 million, including writeoffs of goodwill of $1.0 million and other assets including intangibles of $1.0 million. Revenues during the three and six months ended June 30, 2012 generated from discontinued operations amount to approximately $187,000 and $267,000, respectively.

FriendFinder Networks Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.           VAT  Liabilities

Effective July 1, 2003 as a result of a change in the law in the European Union, Various was required to collect VAT from customers in connection with their use of internet services in the European Union provided by Various and remit the VAT to the taxing authorities in the various European Union countries.  As Various did not separately charge its customers for, or remit, the VAT, a liability has been recorded at the date of acquisition of Various to reflect the estimated VAT which should have been collected and remitted on Various’ revenue derived from the various European Union countries since July 1, 2003 or other local implementation date.  In addition, a liability has been recorded at the date of acquisition for interest and penalties related to the unremitted VAT and failure to file tax returns.  Effective July 2008, the Company registered with the European Union and on July 29, 2008 began separately charging VAT to its customers.  The aggregate liability included in accrued expenses and other liabilities, which is denominated in Euros, amounted to $39,154,000 and $41,269,000 at June 30, 2013 and December 31, 2012, respectively, and includes VAT ($20,424,000 and $21,840,000), interest ($11,408,000 and $11,927,000) and penalties ($7,322,000 and $8,002,000). The consolidated statements of operations for the three months ended June 30, 2013 and 2012, include foreign currency transaction (loss) gain of $(289,000) and $2,143,000 related to the liability, and interest related to the liability of $62,000 and $370,000, respectively.  The consolidated statements of operations for the six months ended June 30, 2013 and 2012, include foreign currency transaction gain of $521,000 and $1,001,000 related to the liability, and interest related to the liability of $293,000 and $742,000, respectively.

As of June 30, 2013, the Company has reached settlement with the taxing authority of certain European Union countries related to VAT for periods prior to July 1, 2008 and has not yet reached settlement or has reached partial settlement, with the taxing authority in the following European Union countries: Cyprus, Germany, Italy, Luxembourg, Netherlands, Portugal and Sweden.  The liability as of June 30, 2013 includes $14,300,000 for which settlements of $10,847,000 were reached with certain countries and $2,939,000, in VAT liability related to current VAT charged to customers. Settlements have not been reached for the $21,915,000 balance of the VAT liability.

On October 8, 2009, the Company further agreed that if the costs of eliminating the pre-acquisition VAT liabilities are less than $29 million, then the principal of the Subordinated Convertible Notes issued to the former owners of Various would be increased for the unused portion of the $29 million plus interest on such difference. Gain on settlement of VAT liabilities will be recognized upon the Company satisfying the conditions of the settlement and to the extent the aggregate carrying amount of settled VAT liabilities exceeds the agreed settlement amounts and the then potential maximum increase in the principal of the Subordinated Convertible Notes.  As discussed in Note 9, in October 2010, the Subordinated Convertible Notes were exchanged for Non-Cash Pay Second Lien Notes and in connection therewith, the Company agreed that the principal increase would apply to the Non-Cash Pay Second Lien Notes.

Various had been previously notified that the German tax authorities and the Office of the District Attorney in Bonn had been investigating Various’ former Chief Executive Officer for alleged intentional evasion of VAT on revenue collected from customers located in Germany commencing in 2003. On April 18, 2008, a court in Germany granted authorities a search and seizure order that allowed them to seize documents from Various’ office located in Germany in order to determine the amount of revenue subject to VAT. The German tax authority has attempted unsuccessfully to freeze assets in bank accounts maintained by subsidiaries of Various in Germany, but did freeze assets in the amount of €610,343, held by Various’ credit card processor located in the Netherlands to secure the VAT estimated by the revenue tax authorities to be due from Various from revenue from internet websites in Germany. At June 30, 2013 and December 31, 2012, the frozen Euros are included in restricted cash in the approximate amount of $794,000 and $805,000, respectively.

FriendFinder Networks Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.           long-term debt

Long-term debt consists of the following (in thousands):

	June 30, 2013		December 31, 2012
	Principal	Unamortized Discount	Principal	Unamortized Discount
Debt issued by FriendFinder and INI on October 27, 2010
14% New First Lien Notes due September 30, 2013 (a)(d)(e)	$212,988	$839	$212,988	$2,408
14% Cash Pay Second Lien Notes due September 30, 2013 (b)(d)(e)	9,622	20	9,622	59
11.5% Non-Cash Pay Second Lien Notes, due April 30, 2014 (c)(d)(e)	320,254	12,355	297,911	18,375
Other (f)	1,250	-	1,250	9
	$544,114	$13,214	$521,771	$20,851
Less: unamortized discount	(13,214)		(20,851)
Long-term debt maturing in the following twelve months and/or in default, net of unamortized discount of $13,214 and $20,851, respectively	$530,900		$500,920

(a)

The New First Lien Notes, approximately $71.8 million principal amount of which are held by a more than 10% stockholder at June 30, 2013, were issued with an original issue discount of $6.1 million, or 2.0%.  The notes mature on September 30, 2013 and accrue interest at a post-default rate per annum equal to 17.5%.  Interest on the notes is payable quarterly on March 31, June 30, September 30 and December 31 of each year.  Principal on the New First Lien Notes was payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal, subject to the pro-rata sharing with the Cash Pay Second Lien Notes.  In March 2012, the Excess Cash Flow percentage and the percentage of principal repaid was increased to 85% and 110%, respectively. The New First Lien Notes are guaranteed by domestic subsidiaries of FriendFinder and Interactive Network, Inc. (“INI”) a domestic subsidiary of FriendFinder and co-issuer of the notes and are collateralized by a first-priority lien on all of the Company’s assets as well as a pledge of stock of subsidiaries.  The New First Lien Notes are redeemable prior to maturity at the option of the Company, in whole but not in part, at 110% of principal, plus accrued and unpaid interest.  Noteholders have the option of requiring the Company to repay the New First Lien Notes and Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal.  The Company shall also repay the New First Lien Notes and, in certain circumstances, the Cash Pay Second Lien Notes, with proceeds received from any debt or equity financing (including a secondary offering) and asset sales of more than $25 million at 110% of principal, and with proceeds from other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions.

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

See (e) below.

FriendFinder Networks Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 9.          long-term Debt (continued)

(c)

The Non-Cash Pay Second Lien Notes, approximately $240.0 million principal amount of which are held by more than 10% stockholders and their affiliates, mature on April 30, 2014 and bear interest at a post-default rate per annum of 15%, payable semi-annually on June 30 and December 31, which may be paid in additional notes at the Company’s option.  While the New First Lien Notes are in place, interest must be paid with additional notes.  The Non-Cash Pay Second Lien Notes are guaranteed by the domestic subsidiaries of FriendFinder and INI, co-issuers of the notes, and collateralized by a second priority lien on all of the Company’s assets and a pledge of the stock of subsidiaries; however, such security interest is subordinate to the prior payment of the New First Lien Notes.  The Non-Cash Pay Second Lien Notes are redeemable, at the option of the Company, in whole but not in part, at 100% of principal plus accrued and unpaid interest.  Upon the payment in full of the New First Lien Notes, principal on the Non-Cash Pay Second Lien Notes is payable quarterly to the extent of 75% of Excess Cash Flow, as defined, at 102% of principal subject to pro-rata sharing with the Cash Pay Second Lien Notes.  Upon an IPO, if the New First Lien Notes are paid in full, the net proceeds must be used to redeem the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis at 110% of principal plus accrued and unpaid interest.  In addition, noteholders have the option of requiring the Company to repay the Non-Cash Pay Second Lien Notes in full upon a Change of Control, as defined, at 110% of principal plus accrued and unpaid interest.  If the New First Lien Notes are paid in full, the Company shall repay the Non-Cash Pay Second Lien Notes and Cash Pay Second Lien Notes on a pro-rata basis with proceeds received from any debt or equity financing (including a secondary offering), and asset sales of more than $25 million at 110% of principal plus accrued and unpaid interest and with proceeds of other asset sales, insurance claims, condemnation and other extraordinary cash receipts at principal, subject to certain exceptions.

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

As described in (e) below, as of June 30, 2013, the Company was not in compliance with certain covenants contained in the indenture governing the Non-Cash Pay Second Lien Notes. See (e) below.

(d)

As described above, the New First Lien Notes, the Cash Pay Second Lien Notes and the Non-Cash Pay Second Lien Notes were co-issued by FriendFinder and its wholly-owned subsidiary INI and guaranteed by their domestic subsidiaries, which are 100% owned directly or indirectly by FriendFinder.  FriendFinder and INI are holding companies and have no independent assets or operations.  The subsidiary guarantees are full and unconditional and joint and several.  Non-guarantor subsidiaries consisted of wholly-owned foreign subsidiaries of JigoCity which were acquired in September 2011 and sold in August 2012 (see Note 7).

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

On March 27, 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s New First Lien Notes and Cash Pay Second Lien Notes.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides that the Consolidated EBITDA minimum requirement (as defined) be reset to provide that for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013. Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million. In addition, starting with the fiscal quarter ended March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, was paid on April 2, 2012. The Supplemental Indentures also provide that the minimum amount of Qualified Cash (as defined) of the Issuers and their respective Subsidiaries shall not be less than (i) $10 million over a 15 calendar day rolling average period and (ii) $5 million at any time; provided, however, that for a six month period commencing on the date the consent fee is paid, such minimum amount of Qualified Cash required under this covenant shall be reduced by an amount equal to the consent fee.  The Minimum Consolidated Coverage Ratio, Total Debt Ratio and First Lien Debt Ratio, all as defined, were reset based on the changes to the minimum Consolidated EBITDA requirements set forth above.  The Excess Cash Flow definition was amended to increase the Excess Cash Flow prepayment percentage to 85%, except that the Company may, in its sole discretion, forego applying an amount of up to 5% of Excess Cash Flow to the prepayment percentage provided the Issuers purchase an equivalent amount of notes in the open market prior to the due date of such Excess Cash Flow payment. Such principal repayments from Excess Cash Flow shall be paid in cash equal to 110% of the principal amount repaid, an increase from 102%.  Cash compensation to each person that is an owner or beneficial holder of 5% of the stock of the Company is limited to $500,000 per year.  The requirement that the Company maintain a debt rating was removed and the cross default provision was amended so that a covenant violation under the 11.5% Non-Cash Pay Second Lien Notes due 2014 would not, under certain circumstances, cause a default under the New First Lien Notes or the Cash Pay Second Lien Notes.  Finally, certain other provisions in each of the indentures were modified, including restrictions on incurrence of capital leases, open market purchases of the notes by the Company, issuance of stock dividends and asset holdings of foreign subsidiaries. As of June 30, 2013, the Company was in violation of the covenants as modified in the Supplemental Indenture that the average EBITDA for two consecutive quarters not be less than $20.0 million, that consolidated EBITDA shall not be less than $80 million for the four consecutive quarters ended June 30, 2013 and to make Excess Cash Flow payments as set forth in the second following paragraph.

FriendFinder Networks Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company did not make Excess Cash Flow payments of $11.3 million due in November 5, 2012, $10.8 million due February 4, 2013, $8.8 million due on May 6, 2013 and $8.2 million due on August 5, 2013 applicable to the quarters ended September 30 and December 31, 2012, March 31, 2013 and June 30, 2013, respectively, which constitute events of default under the New First Lien Notes and Cash Pay Second Lien Notes.  As such, post-default interest of 17.5% accrues commencing November 5, 2012, the default date. The Company has received forbearance agreements from over 93% of its unaffiliated senior lenders and all of its Cash Pay Second Lien lenders with respect to such events of default in exchange for a forbearance fee aggregating $1.1 million equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  The forbearance agreements, as amended effective on February 4, 2013, May 6, 2013, June 7, 2013 and July 1, 2013 remained in place until July 31, 2013.

Commencing on August 5, 2013, the Company received New Forbearance Agreements from 93% of the unaffiliated holders of the New First Lien Notes and from the holders of 100% of the Cash Pay Second Lien Notes. See Note 3, “Basis of Presentation” for a description of the terms of the New Forbearance Agreements.

On August 5, 2013, the Company received notice from the Trustee, pursuant to Section 6.1 of the Indenture relating to the New First Lien Notes, declaring all the New First Lien Notes in the aggregate principal amount of $213 million, plus accrued and unpaid interest to date, to be due and payable. On August 7, 2013, the Company received notice from the Trustee, pursuant to Section 6.1 of the Indenture relating to the Cash Pay Second Lien Notes, declaring all the Cash Pay Second Lien Notes in the aggregate principal amount of $9.6 million, plus accrued and unpaid interest to date, to be due and payable. Such notices are subject to the terms of the New Forbearance Agreements. As a result of such declarations, the noteholders are entitled to a prepayment premium of 10% of the unpaid aggregate principal amounts of the New First Lien Notes and the Cash Pay Second Lien Notes, or $22.3 million. The Company will accrue such amount in the third quarter of 2013.

The indenture governing the Non-Cash Pay Second Lien Notes was not modified and as a result, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013 or the maximum Total Debt Ratio (as defined) for such periods of 6.1:1.0.  Further, during the quarters ended June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013, the Company violated certain other debt ratios.  In addition, from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.

On May 11, 2012, the Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived the EBITDA and the Total Debt Ratio covenant violations for the quarter ended March 31, 2012 and minimum liquidity requirement covenant violations through August 14, 2012, as well as the failure to timely comply with the reporting requirement thereof.  On August 10, 2012, the Company received a waiver from the Trustee and Required Holders related to its failure to meet the minimum EBITDA requirement as well as the Total Debt and other ratios for the quarter ended June 30, 2012 and the minimum liquidity requirement waiver was extended through November 14, 2012.  As a result of receiving these waivers, the Company was not subject to the post-default interest rate of 15%.  The Company did not receive a waiver from the Trustee and Required Holders related to its failure to meet the minimum EBITDA requirement as well as the Total Debt and other ratios for the quarters ended September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013 and the minimum liquidity requirement waiver was not extended.  Accordingly, the Company is subject to the post-default interest rate of 15% as of November 14, 2012.

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

10.         warrants

In January and April 2012, warrants to purchase 235,833 and 49,784 shares of common stock at $0.0002 per share were exercised. As of June 30, 2013, there were 2,325,451 outstanding warrants to purchase voting common stock of the Company, issued in connection with the acquisition of JigoCity. These warrants have an expiration date of December 2021 and exercise prices between $5.00 and $18.00.

On August 1, 2012 warrants exercisable into 4,111,400 shares of common stock of the Company with exercise prices ranging from $7.00-$18.00 per share originally issued when the Company acquired the operations of JigoCity were cancelled in connection with the sale of the remaining JigoCity operations (see Note 7)

11.         Stock Plans

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

Upon the successful completion of the IPO on May 16, 2011, compensation cost was accrued for each vesting tranche over the requisite service period commencing on the date the options were granted and ending on the later of the vesting date or 18 months after the date of the IPO.   For the three and six months ended June 30, 2013 and 2012, compensation cost related to options amounted to $88,000, $180,000, $222,000 and $440,000, respectively.

A summary of the changes in outstanding stock options for the six months ended June 30, 2013 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Terms (Years)
Options outstanding at January 1, 2013	1,133,918	$5.48	$4.42	7.42
Granted	78,334	$0.53	$0.31	9.75
Forfeited	10,200	$10.00	$8.38	0
Options outstanding at June 30, 2013	1,202,052	$5.11	$4.12	7.19
Options exercisable at June 30, 2013	539,384	8.10	-	5.87
Options exercisable and expected to be exercisable at June 30, 2013	1,016,653	$5.46	-	7.04

FriendFinder Networks Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.         Stock Plans (continued)

Outstanding stock options had no intrinsic value as of June 30, 2013. As of June 30, 2013, there was approximately $313,000 of unrecognized compensation cost related to outstanding stock options which will be recognized over a weighted average period of 3.3 years.

On March 23, 2009, the Company’s Board of Directors approved a 2009 Restricted Stock Plan (the “Restricted Plan”) which became effective upon the consummation of the Company’s IPO.  The aggregate number of shares of restricted stock that may be granted under the plan is limited to one percent of the fully-diluted equity of the Company on the date the IPO was consummated, or 393,875 shares.  The Compensation Committee of the Board of Directors is charged with administering the Restricted Plan and all directors, employees and consultants of FriendFinder or of any subsidiary are eligible to receive restricted stock under the Restricted Plan. Restricted stock granted under the Restricted Plan will generally vest on the third anniversary of the grant date, subject to the recipient’s continued service. Restricted shares will also vest prior to the third anniversary of the grant date if the recipient’s employment has been terminated under certain conditions. Upon the termination of a recipient’s employment, unvested shares of  restricted stock will be subject to repurchase by the Company at a price equal to $.10 per share or in certain cases as determined by the Compensation Committee, the fair market value as of the date of issuance. Prior to vesting, the restricted shares may not be sold, assigned, transferred or pledged by the recipient.   In the year ended December 31, 2012, 380,000 restricted shares were granted under the Restricted Plan. In the three months ended June 30, 2013, 5,000 additional shares were granted under the plan for a total of 385,000 as of June 30, 2013.  As of June 30, 2013 there was $287,000 of total unrecognized compensation cost related to non-vested restricted stock compensation to be recognized over the 3 year vesting period. For the three and six months ended June 30, 2013 and 2012 there was $43,000 and $84,000, $0, and $16,000 respectively, of compensation cost related to restricted shares.

On March 29, 2012, the Company’s Board of Directors adopted the FriendFinder Networks Inc. 2012 Stock Incentive Plan (the "2012 Stock Incentive Plan"), which was approved by the stockholders of the Company on May 30, 2012. The 2012 Stock Incentive Plan authorizes the Compensation Committee of the Board to grant stock options, restricted stock and other awards that are valued in whole or in part by reference to, or otherwise based on, the Company's common stock for up to 2,000,000 shares of common stock to our employees, officers, consultants and directors. Stock granted under the 2012 Stock Incentive Plan will generally vest between the third and fifth anniversary of the grant date, subject to the recipient’s continued service.  In the year ended December 31, 2012, 500,000 restricted shares and 250,000 unrestricted shares were granted under the 2012 Stock Incentive Plan.  In addition, the Company granted to its directors options to acquire 56,000 common shares at $1.16 per share.  During the three and six months ended June 30, 2013, 125,000 unrestricted shares (three months) and 250,000 unrestricted shares (six months) were granted under the 2012 Stock Incentive Plan and as of such date, the 500,000 restricted shares, 500,000 unrestricted shares and options to acquire 56,000 common shares remain outstanding. As of June 30, 2013, there was $225,000 of total unrecognized compensation cost related to non-vested restricted shares and 56,000 stock options granted under the 2012 Stock Incentive Plan to be recognized over the 3 to 5 year vesting periods.   For the three and six months ended June 30, 2013, there was $95,000 and $199,000, respectively of compensation cost related to restricted and unrestricted shares.

12.         Income Taxes

Income tax expense is computed based on the Company’s estimated annual effective tax rate. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates or anticipated that its net deferred tax assets at year end will be fully offset by a valuation allowance, no tax benefit applicable to the loss for the three and six months ended June 30, 2013 and 2012 has been recognized.

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

   Information for the Company’s segments is as follows (in thousands):

	June 30, 2013	December 31, 2012
Assets:
Internet	$450,570	$436,906
Entertainment	11,854	11,492
Unallocated corporate	2,877	3,755
Total	$465,301	$452,153

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue from external customers:
Internet	$63,585	$75,610	$130,522	$150,925
Entertainment	5,382	5,475	10,844	11,164
Total	$68,967	$81,085	$141,366	$162,089
Income from operations:
Internet	$18,050	$15,044	$35,650	$24,784
Entertainment	425	35	353	1
Total segment income	$18,475	$15,079	$36,003	$24,785
Unallocated corporate	(1,620)	(2,154)	(3,410)	(3,654)
Total	$16,855	$12,925	$32,593	$21,131

For the three and six months ended June 30, 2013 and 2012, included in income from operations are amortization of acquired intangibles and software of $84,000 and $3,633,000 and $170,000 and $7,413,000, respectively, and depreciation and other amortization of $771,000 and $794,000 and $1,471,000 and $1,561,000 respectively, all of which were incurred by the internet segment.

FriendFinder Networks Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.         Segment Information (Continued)

Net revenues by service and product are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Internet:
Subscription based service	$39,344	$52,454	$82,403	$105,840
Pay by usage service	24,098	23,156	47,806	45,085
Advertising and other	143		313
	63,585	75,610	130,522	150,925
Entertainment
Magazine	1,793	1,939	3,929	4,360
Video entertainment	3,062	2,969	5,901	5,708
Licensing	527	567	1,014	1,096
	5,382	5,475	10,844	11,164
Total revenue	$68,967	$81,085	$141,366	$162,089

The Company derives revenue from international websites and other foreign sources.  Revenues by geographical area based on where the customer is located or the subscription originates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue:
United States	$38,148	$46,866	$78,112	$93,455
Europe	16,253	20,122	33,601	40,235
Canada	4,668	4,613	9,188	9,145
Other	9,898	9,484	20,465	19,254
Total	$68,967	$81,085	$141,366	$162,089

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

FriendFinder Networks Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.         Contingencies (continued)

(b)

On November 11, 2011, a putative shareholder class action was filed in the U.S. District Court for the Southern District of Florida by Greenfield Children's Partnership, on behalf of investors who purchased the Company’s common stock pursuant to its initial public offering, against the Company, Ladenburg Thalmann & Co., Inc. and Imperial Capital LLC, the underwriters in the initial public offering, and the Company’s directors and certain of the Company’s executive officers. The complaint alleges, among other things, that the initial public offering documents contained certain false and misleading statements and seeks an unspecified amount of compensatory damages. In March 2012, the plaintiffs filed an amended complaint alleging all of the same causes of action and adding additional factual allegations and in response to the Amended Complaint the Company filed its Motion to Dismiss.   On or about November 15, 2012, the court granted the Motion to Dismiss and gave plaintiffs fifteen days to amend portions of their Amended Complaint.  On or about June 20, 2013, the plaintiffs filed their second amended complaint. On or about July 26, 2013, the defendants and the underwriters filed their respective motions to dismiss. The plaintiffs’ responses to the motions to dismiss are due on or about August 23, 2013. The Company believes it has meritorious defenses to all claims and is vigorously defending the lawsuit.

The Company currently is a party to other legal proceedings and claims. While management presently believes that the ultimate outcome of these matters, including the matter discussed in the preceding paragraph, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows, or overall trends in results of operations, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting the Company from selling one or more products or services. Were an unfavorable ruling to occur there exists the possibility of a material adverse impact on the business or results of operations for the period in which the ruling occurs or future periods. The Company is unable to estimate the possible loss or range of loss which may result from pending legal proceedings or claims.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013, as amended on April 30, 2013 and August 7, 2013.  This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.

Overview

We are a leading internet and technology company providing services in the rapidly expanding markets of social networking and web-based video sharing. Our business consists of creating and operating technology platforms which run several of the most heavily visited websites in the world. Through our extensive network of more than 8,000 websites, since our inception, we have built a base of more than 590 million registrants and more than 370 million members in more than 200 countries. We are able to create and maintain, in a cost-effective manner, websites intended to appeal to users of diverse cultures and interest groups. We offer our members a wide variety of online services so that they can interact with each other and access the content available on our websites. Our most heavily visited websites include AdultFriendFinder.com, Amigos.com, AsiaFriendFinder.com, Cams.com, FriendFinder.com, BigChurch.com and SeniorFriendFinder.com. For the three and six months ended June 30, 2013, we had net revenue of $69.0 million and $141.4 million, respectively.

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

In December 2007, we consummated an offering of $5.0 million of Series B Convertible Preferred Stock at a price of $0.59208 per share. The purchasers in the offering included certain current stockholders, including Messrs. Staton and Bell, Florescue Family Corporation, an entity affiliated with one of our former directors, Barry Florescue, and Absolute Income Fund Ltd. We used the proceeds from the Series B Convertible Preferred Stock offering to pay expenses relating to our acquisition of Various in December 2007 and for working capital. In July 2008, we changed our name from Penthouse Media Group Inc. to FriendFinder Networks Inc.

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

On September 7, 2011, the Company acquired BDM Global Ventures Ltd., the company which owns the operations of JigoCity, a social commerce company. The merger consideration consists of approximately 1.6 million shares of the Company’s common stock and approximately 6.4 million of the Company’s warrants with exercise prices ranging from $5.00–$18.00 per share and was valued at approximately $7.5 million.

On August 1, 2012, the Company sold all of the shares, par value $0.01 per share (the “Shares”), of JGC Holdings Limited (“JGC”), a British Virgin Islands Business Company, and a direct and wholly-owned subsidiary of the Company, that owns the operations of JigoCity to JGC Acquisition LLC (the “Purchaser”), an entity controlled by Anthony R. Bobulinski, the former owner of JigoCity. The Company sold the Shares for cash consideration in the amount of $1.00 and cancellation of warrants exercisable into 4,111,400 shares of common stock of the Company with exercise prices ranging from $7.00-$18.00 per share out of the warrants exercisable into 6,436,851 shares originally issued when the Company acquired the operations of JigoCity. Additionally, the Company is obligated to reimburse Purchaser up to an aggregate amount of $2.16 million for legitimate business expenses of the Purchaser or JGC for the time period from July 2012 through June 2013. The Purchaser has agreed to indemnify and hold harmless the Company and its affiliates in certain circumstances. As part of the sale transaction, 500,000 shares of common stock of the Company previously issued in connection with the Company's acquisition of JigoCity were held in escrow until December 31, 2012 to secure a guaranty by Global Investment Ventures, LLC, an entity wholly-owned by Mr. Bobulinski, of Purchaser's indemnification obligations. The shares were thereafter released.

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

Internet Revenue

Approximately 92.2% and 93.2% of our net revenue for the three months ended June 30, 2013 and 2012, and 92.3% and 93.1% for the six months ended June 30, 2013 and 2012, respectively, was generated from our internet segment comprised of social networking, live interactive video and premium content websites.  This revenue is treated as service revenue in our financial statements. We derive our revenue primarily from subscription fees and pay-by-usage fees. These fees are charged in advance and recognized as revenue over the term of the subscription or as the advance payment is consumed on the pay-by-usage basis, which is usually immediately. VAT is presented on a net basis and is excluded from revenue.

Net revenue consists of all revenue net of credits back to customers for disputed charges and any chargeback expenses from credit card processing banks for such items as cancelled subscriptions, stolen cards and non-payment of cards. We estimate the amount of chargebacks and credits that will occur in future periods to offset current revenue. For the three and six months ended June 30, 2013 and 2012, respectively, these credits and chargebacks were 5.6% and 5.8%, and 5.5% and 5.8% respectively, of gross revenue, while chargebacks alone were 1.1% and 1.3% and 0.8% and 1.2%, respectively.

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

Entertainment Revenue

Approximately 7.8% and 6.8% of our net revenue for the three months ended June 30, 2013 and 2012, and 7.7% and 6.9% for the six months ended June 30, 2013 and 2012 respectively, was generated by the entertainment segment.  Entertainment revenue consists of studio production and distribution, licensing of the Penthouse name, logos, trademarks and artwork for the manufacture, sale and distribution of consumer products and publishing revenue.  This revenue is treated as product revenue in our financial statements, with the exception of revenue derived from licensing, which is treated as service revenue.  For more information regarding our net revenue by service and product, see Note 13, “Segment Information” of our condensed consolidated financial statements included elsewhere in this Form 10-Q.  We derive revenue through third party license agreements for the distribution of our programming where we either receive a percentage of revenue or a fixed fee.

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

Cost of Revenue

Cost of revenue for the internet segment is primarily comprised of commissions, which are expensed as incurred, paid to our affiliate websites and revenue shares for online models and studios in connection with our live interactive video websites. In the three and six months ended June 30, 2013, the cost of revenue decreased as a percentage of net revenue as less profitable co-branded sites are eliminated and we improve our affiliate commission structure and revenue sharing arrangements with our models and studios. Cost of revenue for the entertainment segment consists primarily of publishing costs including costs of printing and distributing magazines and studio costs which principally consist of the cost of the production of videos. Studio costs are capitalized and amortized over three years which represents the estimated period during which substantially all the revenue from the content will be realized.

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

The percentage of revenues derived from these affiliates and the compensation to our affiliates for the three and six months ended June 30, 2013 and 2012 are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Percentage of revenue contributed by affiliates	47.9%	46.8%	48.6%	46.9%
Compensation to affiliates (in millions)	$11.5	$16.2	$24.6	$37.0

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

Stock Based Compensation

Stock-based compensation for the three months and the six months ended June 30, 2013 and 2012, were approximately $0.23 million and $0.46 million, $0.23 million and $0.45 million, respectively, related to options and restricted stock granted under our various stock compensation plans.

Amortization of Acquired Intangibles and Software

Amortization of acquired intangibles and software is primarily attributable to intangible assets and internal-use software from acquisitions. Identified intangibles and internal-use software resulting from acquisitions were recorded at the acquisition date fair value. The total fair value of these intangibles and internal-use software acquired from Various in 2007 was $182.5 million. The amortization periods vary from two to five years with the weighted average amortization period equaling approximately three years. We recognized amortization expense associated with these assets of $.08 million and $3.6 million for the three months ended June 30, 2013 and 2012, and $.17 million and $7.4 million for the six months ended June 30, 2013 and 2012 respectively.  In July 2011 we acquired PerfectMatch and in September 2011, we acquired JigoCity. The total fair value of the intangibles and internal use software from PerfectMatch and JigoCity was $1.0 million for the six months ended June 30, 2013 and 2012, respectively. The amortization periods vary from two to three years with the weighted average amortization period being 2.5 years for both PerfectMatch and JigoCity. If we acquire other businesses which results in us owning additional intangible assets, the amortization of any acquired intangible assets could cause our depreciation and amortization expense to increase as a percentage of net revenue.

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

Interest Expense, Net of Interest Income

Interest expense, net of interest income mainly represents interest expense recognized from the debt incurred in connection with the acquisition of Various and the New Financing. Included in interest expense is amortization of note discounts due to certain warrants issued in connection with our 2005 Notes, 2006 Notes, First Lien Senior Secured Notes and Second Lien Subordinated Secured Notes and amortization of a discount to record the fair value of the Subordinated Convertible Notes at the date of issuance. As the exchange of such notes was not accounted for as extinguishment (as described in Note 9, “Long-Term Debt" in our condensed consolidated financial statements included elsewhere in this Form 10-Q), subsequent to our debt restructuring on October 27, 2010, interest expense continues to include such amortization together with amortization of original issue discount related to our Senior Secured Notes and Cash Pay Notes and amortization of discount to record the fair value of certain Non-Cash Pay Notes at the date of issuance. Interest expense also includes amortization of deferred debt costs and the 2% and 10% premiums paid from time to time in connection with payment of debt from excess cash flow each quarter.

Other Finance Expenses

For the six months ended June 30, 2012, other finance expenses relates to charges incurred when we entered into Supplemental Indentures with the Trustee under the Company’s New First Lien Notes and Cash-Pay Second Lien Notes, which was completed on March 27, 2012. These expenses were for third party fees related to the New First Lien Notes and Cash-Pay Second Lien Notes which were determined to be not substantially different than such notes prior to the modifications based on the less than 10% difference in present values of revised cash flows, including the consent fee, as compared with the remaining cash flows under the terms of the notes prior to modification and, accordingly, the modifications were accounted for as if the New First Lien Notes and Cash-Pay Second Lien Notes were not extinguished.

Interest and Penalties Related to VAT Liability not Charged to Customers

Interest and penalties related to VAT not charged to customers are due to our failure to file VAT tax returns and pay VAT based on the applicable law of each country in the European Union. Commencing in 2003, the member states of the European Union implemented rules requiring the collection and payment of VAT on revenues generated by non-European Union businesses that provide electronic services that are purchased by end users within the European Union. We did not begin collecting VAT from our subscribers until July 2008. At June 30, 2013 and December 31, 2012, the total amount of uncollected VAT payments was approximately $39.2 million and $38.4 million, respectively.  For more information regarding our potential VAT liability, see Note 8 “VAT Liabilities” in our condensed consolidated financial statements included elsewhere in this Form 10-Q. The majority of the penalties assessed by the various tax jurisdictions related to the VAT liability were incurred prior to our purchase of Various and thus charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers. The portion of interest incurred prior to the purchase of Various was also charged back to the sellers by an offset in the principal amount of the Subordinated Convertible Notes held by the sellers, and subsequently continues to be recorded on the unpaid amounts. On October 14, 2008, we made an indemnity claim against these notes under the acquisition agreement for Various in the amount of $64.3 million. On June 10, 2009, the United Kingdom taxing authority notified us that it had reversed its previous position and that we were not subject to VAT, which resulted in an approximately $39.5 million reduction in the VAT liability. On October 8, 2009, we settled and released all indemnity claims against the sellers (whether claims are VAT related or not) by reducing the original principal amount of the Subordinated Convertible Notes by the full value of the then-outstanding VAT liability. In addition, the sellers agreed to make available to us, to pay VAT and certain VAT-related expenses, $10.0 million held in a working capital escrow account established at the closing of the Various transaction. As of December 31, 2010, the total $10.0 million had been released from the escrow to reimburse us for VAT-related expenses already incurred. If the actual costs to us of eliminating the VAT liability are less than $29.0 million, after applying amounts from the working capital escrow, then the principal amount of the Non-Cash Pay Second Lien Notes (notes issued in exchange for the Subordinated Convertible Notes in the New Financing) will be increased by the issuance of new Non-Cash Pay Second Lien Notes to reflect the difference between $29.0 million and the actual VAT liability, plus interest on such difference. For more information regarding the reductions of the principal amount of Subordinated Convertible Notes as a result of our VAT liability, see Note 8, “VAT Liabilities”.

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

Change in Fair Value of Acquisition Related Contingent Consideration

Change in fair value of acquisition related contingent consideration for the three and six months ended June 30, 2012 was $18,000 and $1.4, respectively.  In conjunction with the acquisition of JigoCity, a liability was recognized for an estimate of the acquisition date fair value of the related contingent consideration which may be paid.  As of December 31, 2011, the fair value of this consideration was valued at $1.4 million. On August 1, 2012, the Company sold JigoCity, resulting in a credit to earnings of $1.4 million during the year ended December 31, 2012.

        Other Non-Operating Income/Expenses, Net

Other non-operating income and expenses include miscellaneous gains and losses on transactions not related to our primary operations.

        Income Tax (Benefit)

The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates that its net deferred tax assets at December 31, 2013 will be fully offset by a valuation allowance, no tax benefit has been recognized for the three and six months ended June 30, 2013.  Similarly, no tax benefit was recognized for the three and six months ended June 30, 2012.

At December 31, 2012, we had U.S. net operating loss carryforwards for federal income tax purposes of approximately $107 million available to offset future taxable income, which expire at various dates from 2024 through 2031. Our ability to utilize approximately $9.0 million of these carryforwards is limited due to changes in our ownership, as defined by federal tax regulations. In addition, utilization of the remainder of such carryforwards may be limited by the occurrence of certain further ownership changes.  Realization of the deferred tax assets is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of taxable temporary differences.

        Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments are subject to an inherent degree of uncertainty. Our significant accounting policies are more fully described in Note C to our consolidated financial statements contained in the Company’s Form 10-K filed on April 1, 2013, as amended. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment in making certain assumptions to be used in making such estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observation of trends in our industry and information available from other outside sources as appropriate. Accounting policies that, in their application to our business, involve the greatest amount of subjectivity by way of management judgments and estimates are those relating to valuation of goodwill, identified intangibles and other long-lived assets, including business combinations and legal contingencies.

Valuation of Goodwill, Identified Intangibles and Other Long-lived Assets

We test goodwill and intangible assets for impairment in accordance with authoritative guidance. We also test property, plant and equipment for impairment in accordance with authoritative guidance. We assess goodwill, and other indefinite-lived intangible assets at least annually, or more frequently when circumstances indicate that the carrying value may not be recoverable. Factors we consider important and which could trigger an impairment review include the following:

●	a significant decline in actual or projected revenue;
●	a significant decline in performance of certain acquired companies relative to our original projections;
●	an excess of our net book value over our market value;
●	a significant decline in our operating results relative to our operating forecasts;
●	significant change in the manner of our use of acquired assets or the strategy for our overall business;
●	a significant decrease in the market value of an asset;
●	a shift in technology demands and development; and
●	a significant turnover in key management or other personnel.

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

We completed our annual impairment testing of goodwill, domain names, and trademarks as of December 2012, by reporting unit, with the assistance of an independent valuation firm. The reporting units within the internet segment are casual dating and Streamray (live interactive). The reporting units within the entertainment segment are publishing, studios, licensing and online.

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

In 2012, no impairment was found with respect to the goodwill of the internet segment. The analysis and assessment of the assets in this segment indicated that no impairment was required as the fair values exceeded the recorded carrying values. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future. The fair value of our Internet reporting units exceeded each of their carrying values between 34.0% and 45.0%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue
Internet	$63,585	$75,610	$130,522	$150,925
Entertainment	5,382	5,475	10,844	11,164
Total	68,967	81,085	141,366	162,089
Cost of revenue
Internet	19,261	24,187	40,341	52,763
Entertainment	2,931	3,901	6,340	7,950
Total	22,192	28,088	46,681	60,713
Gross profit
Internet	44,324	51,423	90,181	98,162
Entertainment	2,451	1,574	4,504	3,214
Total	46,775	52,997	94,685	101,376
Income (loss) from operations
Internet	18,050	15,044	35,650	24,784
Entertainment	425	35	353	1
Unallocated corporate	(1,620)	(2,154)	(3,410)	(3,654)
Total	$16,855	$12,925	$32,593	$21,131

Internet Segment Historical Operating Data

The following table presents certain key business metrics for our adult websites, general audience websites and live interactive video websites for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Adult Websites
New members	6,708,721	8,696,463	13,492,230	18,204,140
Beginning subscribers	704,185	840,984	724,445	827,728
New subscribers	334,526	393,263	675,163	827,306
Terminations	387,510	439,567	748,407	860,354
Ending subscribers	651,201	794,680	651,201	794,680
Conversion of members to subscribers	5.0%	4.5%	5.0%	4.5%
Churn	19.1%	17.9%	18.1%	17.7%
ARPU	$18.94	$20.61	$19.68	$20.93
CPGA	$40.34	$46.57	$41.88	$49.22
Average lifetime net revenue per subscriber	$59.04	$68.46	$66.64	$69.19
Net revenue (in millions)	$38.5	$50.6	$81.20	$101.9
Affiliate commission expense (in millions)	$9.2	$14.1	$20.0	$31.9
Ad buy expense (in millions)	$4.3	$4.9	$8.3	$9.6
Subscriber acquisition costs (in millions)	$13.5	$18.9	$28.3	$41.5
General Audience Websites
New members	850,304	1,095,069	1,794,260	2,122,401
Beginning subscribers	31,156	43,275	33,137	44,519
New subscribers	11,241	22,730	24,858	46,778
Terminations	14,233	27,394	29,831	52,686
Ending subscribers	28,164	38,611	28,164	38,611
Conversion of members to subscribers	1.3%	2.1%	1.4%	2.2%
Churn	16.0%	22.3%	19.9%	21.1%
ARPU	$12.14	$15.11	$13.12	$15.58
CPGA	$26.92	$54.83	$27.70	$47.19
Average lifetime net revenue per subscriber	$49.00	$12.91	$38.31	$26.54
Net revenue (in millions)	$1.1	$1.9	$2.2	$3.9
Affiliate commission expense (in millions)	$0.2	$0.2	$0.4	$0.6
Ad buy expense (in millions)	$0.1	$1.1	$0.3	$1.6
Subscriber acquisition costs (in millions)	$0.3	$1.2	$0.7	$2.2
Live Interactive Video Websites
Total minutes	8,620,464	9,451,332	17,423,772	18,904,146
Average revenue per minute	$2.79	$2.45	$2.74	$2.39
Net revenue (in millions)	$24.1	$23.2	$47.7	$45.1

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

Our results of operations related to our adult and general audience websites, as distinguished from the live interactive video websites discussed above, reflects the interaction of the conversion of members to subscribers, the churn of subscribers, and the average value of purchased products and services. A negative movement in any one of these items may be offset by a positive movement in another. For more information see the sections in this Form 10-Q entitled “— Results of Operations — Internet Segment Historical Operating Data for the Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012” and “- Results of Operations – Internet Segment Historical Operating Data for the Six Months Ended June 30, 2013 as Compared to the Six Months Ended June 30, 2012.”

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

We have provided a discussion of our results of operations on a consolidated basis and have also provided certain detailed discussions for each of our segments. In order to provide a meaningful discussion of our ongoing business, we have provided a discussion of the following:

●

our consolidated results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012; and for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

●

an analysis of Internet Segment operating data which are key to an understanding of our operating results and strategies for the three months ended June 30, 2013 as compared to three months ended June 30, 2012 and for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

The following table presents our historical operating results as a percentage of our net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	32.2	34.6	33.0	37.5
Gross profit	67.8	65.4	67.0	62.5
Operating expenses:
Product development	3.4	4.9	3.3	5.1
Selling and marketing	10.6	11.8	10.3	11.5
General and administrative	28.2	27.3	29.2	27.3
Amortization of acquired intangibles and software	0.1	4.5	0.1	4.6
Depreciation and other amortization	1.1	1.0	1.0	1.0
Total operating expenses	43.4	49.5	43.9	49.5
Other finance expenses	-	-	-	(0.3)
Income from operations	24.4	15.9	23.1	13.0
Interest expense, net of interest income	(39.2)	(26.2)	(37.9)	(26.0)
Interest and penalty related to VAT liability not charged to customers	(0.1)	(0.5)	(0.2)	(0.5)
Other finance expenses	-	-	-	(0.3)
Foreign exchange (loss) gain including amounts related to VAT liability not charged to customers	(0.4)	2.3	0.2	0.6
Change in fair value of acquisition related contingent consideration	-	0.0	-	0.9
Other non-operating income (expense), net	0.3	(0.8)	0.1	(0.4)
Net loss from continuing operations	(15.0)	(9.3)	(14.7)	(12.7)
Loss from discontinued operations, net of tax	0.0	(3.8)	0.0	(7.1)
Net Loss:	(15.0)	(13.1)	(14.7)	(19.8)
Foreign Currency Translation Adjustment:	0.0	0.0	0.0	0.0
Comprehensive Loss:	(15.0)%	(13.1)%	(14.7)%	(19.8)%

Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012

Net Revenue.  Net revenue for the three months ended June 30, 2013 and 2012 was $69.0 million and $81.1 million, respectively, representing a decrease of $12.1 million or 14.9%.  Internet revenue for the three months ended June 30, 2013 and 2012 was $63.6 million and $75.6 million, respectively, representing a decrease of $12.0 million or 15.9%.  Entertainment revenue for the three months ended June 30, 2013 and 2012 was $5.4 million and $5.5 million, respectively, representing a decrease of $0.1 million or 1.7%.

The decrease in internet revenue was primarily attributable to a decrease in our social networking websites revenue of $12.8 million, or 25.0%, due primarily to a decrease in traffic to our websites.  The live interactive video websites increased $0.9 million, or 4.0%. Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected our internet revenues.  The churn increase was due to in part to the elimination of certain of our co-branded websites and the higher number of declined transactions by credit card issuers.

Internet revenue for the three months ended June 30, 2013 was comprised of 60.6% relating to our social networking websites, 37.9% relating to our live interactive video websites and 1.5% relating to our premium content websites, as compared to 67.9% for our social networking websites, 30.6% for our live interactive video websites and 1.5% for our premium content websites for the same period in 2012.

Entertainment revenue for the three months ended June 30, 2013 was $5.4 million as compared to $5.5 million for the three months ended June 30, 2012, representing a decrease of $0.1 million or1.8%.

Entertainment revenue for the three months ended June 30, 2013 was comprised of 33.3% relating to magazine publishing, 56.9% relating to broadcasting and 9.8% relating to licensing, as compared to 35.4% for magazine publishing, 54.2% for broadcasting and 10.4% for licensing for the same period in 2012.

Cost of Revenue.  Cost of revenue for the three months ended June 30, 2013 and 2012 was $22.2 million and $28.1 million, respectively, representing a decrease of $5.9 million or 21.0%.  The decrease was primarily driven by a decrease in our affiliate commissions of $4.7 million and a decrease in our model expenses of $0.1 million. The decrease was primarly driven by reductions in affiliate payments due to our co-brand elimination efforts in the second half of 2012 and first half of 2013. The decline in affiliate spending as a percentage of revenue resulted in an increase in gross profit percentage related to service revenue of 70% in 2013 and 68% in 2012.

Operating Expenses

Product Development.  Product development expense for the three months ended June 30, 2013 and 2012 was $2.3 million and $4.0 million, respectively, representing a decrease of $1.7 million or 42.5%.  The primary reason for the decrease in product and development was due to reductions in headcount.

Selling and Marketing.  Selling and marketing expense for the three months ended June 30, 2013 and 2012 was $7.3 million and $9.6 million, respectively, representing a decrease of $2.3 million or 23.9%.  The decrease in selling and marketing expense was primarily due to a decrease in our ad buy expenses for our internet segment over the period.   The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines.

General and Administrative.  General and administrative expense for the three months ended June 30, 2013 and 2012 was $19.4 million and $22.1 million, respectively, representing a decrease of $2.7 million or 12.2%.  The decrease in general and administrative expense is primarily due to a reduction in salaries and benefits costs, merchant processing fees, and professional services fees, offset by an increase in bad debts due to non-recurring write-off of receivables from a merchant processor in Brazil.

Amortization of Acquired Intangibles and Software.  Amortization of acquired intangibles and software for the three months ended June 30, 2013 and 2012 was $0.08 million and $3.6 million, respectively.  The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized.

Depreciation and Other Amortization.  Depreciation and other amortization expense for the three months ended June 30, 2013 and 2012 was $0.8 million.

Interest Expense.  Interest expense for the three months ended June 30, 2013 and 2012 was $27.0 million and $21.3 million, respectively, representing an increase of $5.8 million or 27.1%.  The increase in interest expense was due to interest expense on the additional payment of in kind notes issued in the year ended December 31, 2012 and the six months ended June 30, 2013 to holders of the Non-Cash Pay Second Lien Notes as well as an increase in the interest rate to a default rate on the First Lien, Cash Pay Second Lien and Non-Cash Pay Second Lien Notes.

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

Interest and penalties related to VAT liability not charged to customers for the three months ended June 30, 2013 and 2012 was $0.1 million and $0.4 million.  The decrease in interest and penalties related to VAT not charged to customers is due to VAT settlements with numerous countries. We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $39.2 million of unremitted VAT liability as of June 30, 2013.

Foreign Exchange Loss Including Amounts Related to VAT Liability not Charged to Customers. Foreign exchange gain/loss including amounts related to VAT not charged to customers for the three months ended June 30, 2013 was a loss of $0.3 million as compared to a gain of $1.9 million for the three months ended June 30, 2012.  The loss for the three months ended June 30, 2013 and the gain in the same period in 2012 is primarily related to the change in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to fluctuation of the exchange rate with the U.S. dollar.

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

Other Non-operating Income/Expense, Net.  Other non-operating income for the three months ended June 30, 2013 and 2012 was income of $0.2 million and expense of $0.6 million, respectively.  Other non-operating income and expenses include gains and losses from miscellaneous transactions not related to our primary operations.

Income Tax Expense.  Income tax expense for the three months ended June 30, 2013 and 2012 was $0.  The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates that its net deferred tax assets at December 31, 2013 will be fully offset by a valuation allowance, no tax benefit has been recognized for the three months ended June 30, 2013, similarly, no tax benefit was recognized for the three months ended June 30, 2012.

Loss on Discontinued Operations. During the first quarter of 2012, the Company began procedures to streamline its operations and announced that certain units within the JigoCity subsidiary would be terminated effective March 31, 2012. In the second quarter of 2012, the Company closed the remaining JigoCity operations in Taiwan. As a result of this decision, the Company recognized for the three months ended March 31, 2012, a loss from discontinued operations of approximately $8.5 million including $6.2 million of write-offs related to the closure of the Company’s Shanghai, Singapore, Hong Kong, Malaysia and Australia offices.  In the second quarter of 2012, the Company made the decision to either sell the JigoCity operations or shutdown the remaining operations in Taiwan.  As such, an additional loss for discontinued operations of $3.5 million was recognized, including $1.5 million of write-offs related to the closure of the remainder of the JigoCity operations. In the third quarter of 2012, the Company sold its JigoCity operations.

Net Loss.  Net loss for the three months ended June 30, 2013 and 2012 was $10.3 million and $10.5 million, respectively, representing a decrease of $0.2 million or 2.0%.  The loss in 2012 included a $3.1 million loss from discontinued operations from the JigoCity operations.

Six Months Ended June 30, 2013 as Compared to the Six Months Ended June 30, 2012

Net Revenue.  Net revenue for the six months ended June 30, 2013 and 2012 was $141.4 million and $162.1 million, respectively, representing a decrease of $20.7 million or 12.8%.  Internet revenue for the six months ended June 30, 2013 and 2012 was $130.5 million and $150.9 million, respectively, representing a decrease of $20.4 million or 13.5%.  Entertainment revenue for the six months ended June 30, 2013 and 2012 was $10.8 million and $11.2 million, respectively, representing a decrease of $0.4 million or 3.6%.

The decrease in internet revenue was primarily attributable to a decrease in our social networking websites revenue of $23.0 million, or 22.3%, due primarily to a decrease in traffic to our websites.  The above was offset by an increase in our live interactive video websites of $2.7 million, or 6.0%, due to more effective marketing campaigns and increased features available on our websites. Negative global economic conditions (including, but not limited to, an increase in credit card companies denying transactions) affected our internet revenues as well.  The churn increase was due to in part to the elimination of certain of our co-branded websites and the higher number of declined transactions by credit card issuers.

Internet revenue for the six months ended June 30, 2013 was comprised of 61.8% relating to our social networking websites, 36.6% relating to our live interactive video websites and 1.6% relating to our premium content websites, as compared to 68.4% for our social networking websites, 29.9% for our live interactive video websites and 1.7% for our premium content websites for the same period in 2012.

Entertainment revenue for the six months ended June 30, 2013 was comprised of 36.2% relating to magazine publishing, 54.4% relating to broadcasting and 9.4% relating to licensing, as compared to 39.1% for magazine publishing, 51.1% for broadcasting and 9.8% for licensing for the same period in 2012.

Cost of Revenue.  Cost of revenue for the six months ended June 30, 2013 and 2012 was $46.7 million and $60.7 million, respectively, representing a decrease of $14.0 million or 23.1%.  The decrease was primarily driven by a decrease in our affiliate commissions of $12.4 million. The decrease was primarily driven by reductions in affiliate payments due to our co-brand elimination efforts in the second half of 2012 and first half of 2013. The decline in affiliate spending as a percentage of revenue resulted in an increase in gross profit percentage related to service revenue of 69% in 2013 and 65% in 2012.

Operating Expenses

Product Development.  Product development expense for the six months ended June 30, 2013 and 2012 was $4.6 million and $8.3 million, respectively, representing a decrease of $3.7 million or 44.3%.

Selling and Marketing.  Selling and marketing expense for the six months ended June 30, 2013 and 2012 was $14.5 million and $18.7 million, respectively, representing a decrease of $4.2 million or 22.3%.  The decrease in selling and marketing expense was primarily due to a $2.2 million decrease in our ad buy expenses for our internet segment over the period, from $15.0 million for the six months ended June 30, 2012 to $12.8 million for the same period in 2013.  The largest single sales and marketing expense item is our ad buy expense, the cost of purchasing key word searches from major search engines.

General and Administrative.  General and administrative expense for the six months ended June 30, 2013 and 2012 was $41.3 million and $44.3 million, respectively, representing a decrease of $3.0 million or 6.7%.  The decrease in general and administrative expense is primarily due to a reduction in salaries and benefits costs, merchant processing fees, and professional services fees, offset by an increase in bad debts due to non-recurring write-off of receivables from a merchant processor in Brazil.

Amortization of Acquired Intangibles and Software.  Amortization of acquired intangibles and software for the six months ended June 30, 2013 and 2012 was $0.2 million and $7.4 million, respectively.  The decrease was primarily due to a portion of the acquired intangibles becoming fully amortized.  We have had no significant acquisitions since we acquired Various, Inc. on December 6, 2007.

Depreciation and Other Amortization.  Depreciation and other amortization expense for the six months ended June 30, 2013 and 2012 was $1.5 million and $1.6 million, respectively.  The decrease in depreciation and other amortization is primarily related to certain assets becoming fully depreciated, offset by the purchase of additional fixed assets.

Interest Expense.  Interest expense for the six months ended June 30, 2013 and 2012 was $53.4 million and $42.1 million, respectively, representing an increase of $11.3 million or 26.8%.  The increase in interest expense was due to interest expense on additional payment in kind notes issued in the year ended December 31, 2012 and the six months ended June 30, 2013 to holders of the Non-Cash Pay Second Lien Notes as well as an increase in the interest rate to a default rate on the First Lien, Cash Pay Second Lien and Non-Cash Pay Second Lien Notes.

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

Interest related to VAT liability not charged to customers for the six months ended June 30, 2013 was $0.3 million as compared to $0.7 million for the six months ended June 30, 2012.  The decrease in interest related to VAT not charged to customers is due to VAT settlements with additional countries.  We continue to record interest expense in the applicable unsettled European Union countries in which we have an estimated $39.2 million of unremitted VAT liability as of June 30, 2013.

Foreign Exchange Gain/(Loss) Including Amounts Related to VAT Liability not Charged to Customers.  Foreign exchange gain principally related to VAT not charged to customers for the six months ended June 30, 2013 was $0.2 million as compared to a gain of $1.0 million for the six months ended June 30, 2012.  The gain for the six months ended June 30, 2013 and 2012 is primarily related to the change in the U.S. dollar amount of the VAT liability assumed from Various which was denominated in Euros due to the strengthening of the U.S. dollar.

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

Other Non-operating Income/Expense, Net.  Other non-operating income for the six months ended June 30, 2013 was $0.2 million as compared to $0.7 million expense for the same period in 2012. Other non-operating income and expenses include gains and losses from miscellaneous transactions not related to our primary operations.

Income Tax Expense.  Income tax expense for the six months ended June 30, 2013 and 2012 was $0.  The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As the Company anticipates that its net deferred tax assets at December 31, 2013 will be fully offset by a valuation allowance, no tax benefit has been recognized for the six months ended June 30, 2013, similarly, no tax benefit was recognized for the six months ended June 30, 2012.

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

Net Loss.  Net loss for the six months ended June 30, 2013 and 2012 was $20.7 million and $32.1 million, respectively, representing a decrease of $11.4 million.  The larger loss in 2012 was primarily due to an $11.5 million loss from discontinued operations related to JigoCity.

Internet Segment Historical Operating Data for the Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012

Adult Websites

Subscribers.  Subscribers for the three months ended June 30, 2013 were 651,201 as compared to 794,680 for the three months ended June 30, 2012, representing a decrease of 143,479 or 18.1%.  The decrease was primarily driven by the increase in Churn described below.

Churn.  Churn for the three months ended June 30, 2013 was 19.1% as compared to 17.9% for the three months ended June 30, 2012, representing an increase of 116 basis points, or 6.5%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the three months ended June 30, 2013 was $18.94 as compared to $20.61 for the three months ended June 30, 2012, representing a decrease of $1.67, or 8.1%.

Cost Per Gross Addition.  CPGA for the three months ended June 30, 2013 was $40.34 as compared to $46.57 for the three months ended June 30, 2012, representing a decrease of $6.23 or 13.4%.  The decrease was primarily driven by a reduction in our affiliate expense on our adult websites from $14.1 million in the three months ended June 30, 2012 to $9.2 million in the three months ended June 30, 2013.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the three months ended June 30, 2013 was $59.04 as compared to $68.46 for the three months ended June 30, 2012, representing a decrease of $9.42 or 13.8%.  The decrease was driven by the increase in Churn and decrease in CPGA described above.

General Audience Websites

Subscribers.  Subscribers for the three months ended June 30, 2013 were 28,614 as compared to 38,611 for the three months ended June 30, 2012, representing a decrease of 9,997 or 25.9%.  The decrease was primarily driven by Churn described below.

Churn.  Churn for the three months ended June 30, 2013 was 16.0% as compared to 22.3% for the three months ended June 30, 2012, representing a decrease of 630 basis points, or 28.3%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the three months ended June 30, 2013 was $12.14 as compared to $15.11 for the three months ended June 30, 2012, representing a decrease of $2.97 or 19.6%.  The primary reason for the decrease was a shift towards lower priced, longer term subscription plans.

Cost Per Gross Addition.  CPGA for the three months ended June 30, 2013 was $26.92 as compared to $54.83 for the three months ended June 30, 2012, representing a decrease of $27.91.  The decrease was primarily driven by a decrease in our ad-buy expense from $1.1 million for the three months ended June 30, 2012 to $0.1 million for the three months ended June 30, 2013.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the three months ended June 30, 2013 was $49.00 as compared to $12.91 for the three months ended June 30, 2012, representing an increase of $36.09 or 279.6%.  The increase was primarily driven by the decrease in Churn and CPGA described above.

Live Interactive Video Websites

Average Revenue Per Minute.  Average Revenue Per Minute for the three months ended June 30, 2013 was $2.79 as compared to $2.45 for the three months ended June 30, 2012, representing an increase of $0.34, or 13.9%.

Total Purchased Minutes.  Total purchased minutes for the three months ended June 30, 2013 were 8.6 million as compared to 9.5 million for the three months ended June 30, 2012, representing a decrease of 0.9 million or 9.5%.  The primary reason for the decrease in purchased minutes was a decrease in minutes purchased per member.

Internet Segment Historical Operating Data for the Six Months Ended June 30, 2013 as Compared to the Six Months Ended June 30, 2012

Adult Websites

Subscribers.  Subscribers for the six months ended June 30, 2013 were 651,201 as compared to 794,680 for the six months ended June 30, 2012, representing a decrease of 143,479 or 18%.  The decrease was primarily driven by the increase in Churn described below.

Churn.  Churn for the six months ended June 30, 2013 was 18.1 % compared to 17.7% for the six months ended June 30, 2012, representing an increase of 400 basis points, or 2.3%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the six months ended June 30, 2013 was $19.68 as compared to $20.93 for the six months ended June 30, 2012, representing a decrease of $1.25, or 6.0%.

Cost Per Gross Addition.  CPGA for the six months ended June 30, 2013 was $41.88 as compared to $49.22 for the six months ended June 30, 2012, representing a decrease of $7.34 or 14.9%.  The decrease was primarily driven by a decrease in our affiliate expense on our adult websites from $31.9 million in the six months ended June 30, 2012 to $20.0 million in the six months ended June 30, 2013.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the six months ended June 30, 2013 was $66.64 as compared to $69.19 for the six months ended June 30, 2012, representing a decrease of $2.55 or 3.7%.  The decrease was driven by an increase in the Churn and decrease in ARPU described above.

General Audience Websites

Subscribers.  Subscribers for the six months ended June 30, 2013 were 28,164 as compared to 38,611 for the six months ended June 30, 2012, representing a decrease of 10,447 or 27.1%.  The decrease was primarily driven by the increase in Churn described below.

Churn.  Churn for the six months ended June 30, 2013 was 19.9% as compared to 21.1% for the six months ended June 30, 2012, representing a decrease of 120 basis points, or 5.7%.  Churn is the most direct measurement of the value our subscribers get for the price we charge.  We strive to provide our subscribers with a positive user experience minimize technical difficulties and provide a competitively priced service.  Our activities and efforts seek to lower churn rates as much as possible.

Average Revenue per Subscriber.  ARPU for the six months ended June 30, 2013 was $13.12 as compared to $15.58 for the six months ended June 30, 2012, representing a decrease of $2.46 or 15.8%.  The primary reason for the decrease was a shift towards lower priced, longer term subscription plans.

Cost Per Gross Addition.  CPGA for the six months ended June 30, 2013 was $27.70 as compared to $47.19 for the six months ended June 30, 2012, representing a decrease of $19.49 or 41.3%.  The decrease was primarily driven by a decrease in our ad-buy expense from $1.6 million for the six months ended June 30, 2012 to $0.3 million for the six months ended June 30, 2013.

Average Lifetime Net Revenue Per Subscriber.  Average Lifetime Net Revenue Per Subscriber for the six months ended June 30, 2013 was $38.41 as compared to $26.54 for the six months ended June 30, 2012, representing an increase of $11.87 or 44.7%.  The increase was primarily driven by the decrease in Churn and CPGA described above.

Live Interactive Video Websites

Average Revenue Per Minute.  Average Revenue Per Minute for the six months ended June 30, 2013 was $2.74 as compared to $2.39 for the six months ended June 30, 2012, representing an increase of $0.35, or 14.6%.

Total Purchased Minutes.  Total purchased minutes for the six months ended June 30, 2013 were 17.4 million as compared to 18.9 million for the six months ended June 30, 2012, representing a decrease of 1.5 million or 7.9%.  The primary reason for the decrease in purchased minutes was a decrease in minutes purchased per member.

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

For instance, we are highly leveraged and we have had a large varying amount of interest expense.  We used the proceeds from our IPO to repay a portion of our New First Lien Notes and Cash Pay Second Lien Notes, thereby reducing our interest expense (see Note 9, “Long Term Debt”), as well as incurring a loss on extinguishment of debt.  Also in conjunction with our IPO, we were required to begin recording compensation expense related to our stock options.  In addition, we have the benefit of interest deductions and tax loss carry forwards which distorts comparisons of income tax benefit from year to year as interest expense is reduced and tax carry forwards are depleted and we book an income tax expense as opposed to a benefit.  We believe analysts, investors and others frequently use EBITDA and adjusted EBITDA in the evaluation of companies in our industry.

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

The following table reflects the reconciliation of GAAP net loss to the non-GAAP financial measures of EBITDA and adjusted EBITDA.

Reconciliation of GAAP Net Loss to EBITDA and Adjusted EBITDA

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(in thousands)
GAAP net loss	$(10,324)	$(10,535)	$(20,715)	$(32,057)
Add: Interest expense	27,021	21,259	53,442	42,148
Add: Other finance expenses	0	-	-	500
Add: Amortization of acquired intangible assets and software	84	3,633	170	7,413
Add: Depreciation and other amortization	771	794	1,471	1,561
EBITDA	$17,552	$15,151	$34,368	$19,565
Subtract/Add: (Gain)/Loss related to VAT liability not charged to customers	345	(1,513)	52	(259)
Add: Severance Expense	14	3	37	427
Subtract/Add: Discontinued Operations	(190)	3,090	(190)	11,545
Add: Stock Compensation Expense	226	234	463	456
Subtract: Change in fair value of acquisition related contingent consideration	-	(18)	-	(1,400)
Add: Write off of Brazil related receivables	440	-	1,576	-
Adjusted EBITDA[1]	$18,387	$16,947	$36,306	$30,334

(1)

Our new note agreements contain material debt covenants based on our maintaining specified levels of EBITDA (as it is defined in the particular agreement as noted below). Specifically, we are required to maintain the following EBITDA levels for our outstanding debt:

●

For each of the fiscal quarters ending through September 30, 2011, September 30, 2012 and September 30, 2013, our EBITDA (as defined in the Indentures) on a consolidated basis for the four consecutive fiscal quarters ending on such date needs to be greater than $85 million, $90 million and $95 million, respectively.  These levels were amended prospectively for the New First Lien Notes and the Cash Pay Second Lien Notes commencing the fiscal quarter ended March 31, 2012.  For such period, and thereafter, for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013.  Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million.  In addition, starting with the fiscal quarter ending June 30, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  The average Consolidated EBITDA for the first and second quarter of 2013 was $17.4. Our EBITDA for the four quarters ended June 30, 2013 was $79.1 million.  The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, as of the date of this filing, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended June 30, 2013.  The Company’s EBITDA was calculated for such period to be $79.1 million.  In addition, the Total Debt Ratio (as defined) of 6.7:1.0 was above the required maximum level of 5.7:1.0. Further, the Company during such period did not comply with other debt ratios and from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Therefore, the Company is in default as of November 14, 2012 and the Non-Cash Pay Second Lien Notes are subject to the post-default interest rate of 15%.  For more information regarding the default, see Note 9 – "Long-Term Debt."  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined therein) until the New First Lien Notes are paid in full.

For the quarter ended June 30, 2013, our EBITDA and adjusted EBITDA were $17.6 million and $18.4 million, respectively. For the six months ended June 30, 2013, our EBITDA and adjusted EBITDA were $34.4 million and $36.3 million, respectively. Management derived adjusted EBITDA for the three and six months ended June 30, 2013 using the following adjustments.

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

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $38.6 million, plus restricted cash of $9.0 million compared to $12.8 million and $10.7 for the same period 2012. We generate our cash flows from operations. For the six months ended June 30, 2013 and 2012, cash flows generated from operations were $22.9 and $1.7 million, respectively. We have no working capital line of credit. Our current New First Lien Notes and Cash Pay Second Lien Notes require us to make principal payments equivalent to 85% of Excess Cash Flow, as defined at 110% of principal 35 calendar days after each quarter end (See Note 9e). During the six months ended June 30, 2012, principal of such notes was reduced by $9.7 million from excess cash flow. On August 6, 2012 we made an Excess Cash Flow payment which resulted in a principal reduction of $6.1 million and $0.27 million of the New First Lien Notes and Cash Pay Second Lien Notes, respectively.

We did not make the Excess Cash Flow payments due on November 5, 2012, February 4, 2013, May 6, 2013 and August 5, 2013 and therefore, the New First Lien Notes and Cash Pay Second Lien Notes are in default as of November 5, 2012.  The post-default interest of 17.5% accrues commencing as of the default date.  We have received forbearance agreements from over 80% of our senior lenders and all of our Cash Pay Second Lien lenders with respect to such defaults in exchange for a forbearance fee equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  We entered into amendments to this forbearance agreement effective as of February 4, 2013, May 6, 2013, June 7, 2013 and July 16, 2013 with unaffiliated holders of approximately 93% of the New First Lien Notes and holders of 100% of the Cash Pay Second Lien Notes extending the forbearance period first, from February 4, 2013 to May 6, 2013, second, from May 6, 2013 to June 7, 2013, third, from June 7, 2013 to July 1, 2013 and fourth, from July 1, 2013 to July 31, 2013. The forbearance agreements as amended remained in place until July 31, 2013. The New First Lien Notes and Cash Pay Second Lien Notes are classified as current liabilities in the accompanying balance sheet at June 30, 2013 and December 31, 2012.

Commencing on August 5, 2013, the Company received forbearance agreements from 93% of the unaffiliated holders of the New First Lien Notes and from the holders of 100% of the Cash Pay Second Lien Notes (the “New Forbearance Agreements”). Under the terms of the New Forbearance Agreements, the forbearing holders of the New First Lien Notes and the Cash Pay Second Lien Notes have agreed not to take any remedial action and to refrain from directing the trustee to exercise certain remedies on their behalf with respect to the New First Lien Notes and the Cash Pay Second Lien Notes as a result of the excess cash flow prepayment defaults and any financial covenant defaults. The forbearance period runs from August 5, 2013 and ends automatically and immediately upon the occurrence of any of the following: (a) August 31, 2013 (unless such date is extended by the written agreement of the note issuers and forbearing holders holding the New First Lien Notes and the Cash Pay Second Lien Notes evidencing more than 70% of the aggregate outstanding principal then owing to forbearing holders); (b) the failure of the issuers and the guarantors and holders of at least a majority in outstanding principal amount of the New First Lien Notes and the Cash Pay Second Lien Notes to have entered into a transaction support agreement, with respect to a refinancing, that is satisfactory to the forbearing holders, on or before August 15, 2013 (unless such date is extended by the written agreement of the note issuers and forbearing holders holding the New First Lien Notes and the Cash Pay Second Lien Notes evidencing more than 70% of the aggregate outstanding principal then owing to forbearing holders); (c) the occurrence or existence of any default or event of default other than the excess cash flow prepayment defaults or financial covenant defaults; (d) any representation, warranty, certification or other statement made by any note issuer or guarantor in the New Forbearance Agreements or in any certificate given by or on behalf of any issuer or guarantor pursuant thereto or in connection therewith shall be untrue, incorrect or incomplete in any material respect on the date as of which made; or (e) in the event that any of the note issuers shall initiate, against a forbearing holder, any judicial, administrative or arbitration proceeding relating to the New Forbearance Agreements, the Indentures or the other note documents, unless that forbearing holder is not in compliance with the terms thereof.

We made the final payment due to the Broadstream Capital Partners settlement of $2.0 million on January 3, 2012.

The total amount of uncollected payments related to VAT not charged to customers as of June 30, 2013 was $39.2 million, including $18.7 million in potential penalties and interest. We are currently negotiating with tax authorities in the applicable European Union jurisdictions to extend the maturity of the payments. We have settled with tax authorities or paid our tax liabilities in full in certain countries. We are in different stages of negotiations with many other jurisdictions, and we are not able to estimate when the rest of the jurisdictions will be settled or paid in full. However, if we were forced to pay the total amount in the next year, it would have a material adverse effect on our liquidity and capital resources since we will not have sufficient cash flow over the next year to pay these obligations and we expect that our ability to borrow funds to pay these obligations would be limited.

Due to our Excess Cash Flow prepayment default, the New First Lien Notes and Cash Pay Second Lien Notes are subject to a maturity date acceleration by the lenders; however, over 93% of the unaffiliated First Lien lenders and all of the Cash Pay Second Lien lenders have executed the New Forbearance Agreements with us.  The New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013 and are classified as current liabilities in the accompanying balance sheet at June 30, 2013 and December 31, 2012.  On August 5, 2013, the Company received notice from the Trustee, pursuant to Section 6.1 of the Indenture relating to the New First Lien Notes, declaring all the New First Lien Notes in the aggregate principal amount of $213 million, plus accrued and unpaid interest to date, to be due and payable. On August 7, 2013, the Company received notice from the Trustee, pursuant to Section 6.1 of the Indenture relating to the Cash Pay Second Lien Notes, declaring all the Cash Pay Second Lien Notes in the aggregate principal amount of $9.6 million, plus accrued and unpaid interest to date, to be due and payable. Such notices are subject to the terms of the New Forbearance Agreements. We are also in default of certain financial ratios and financial requirements under the Indentures to the Non-Cash Pay Second Lien Notes. Under the terms of the Intercreditor and Subordination Agreement among the Trustee under the Indentures for the New First Lien Notes, the Cash Pay Second Lien Notes and the Non-Cash Pay Second Lien Notes, neither the Trustee nor the holders of the Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined in the Indenture governing the Non-Cash Pay Second Lien Notes). The Non-Cash Pay Second Lien Notes mature on April 30, 2014 and are classified as current liabilities in the accompanying balance sheet at June 30, 2013. We will be required to either restructure or refinance these notes prior to their maturity dates.   We are actively exploring opportunities to refinance the Notes and we have retained CRT Capital Group LLC as our financial advisor to help explore opportunities to refinance the Notes. Based on cash provided from operating activities (after interest payments on debt) during the past several years and for the three months ended June 30, 2013, a substantial percentage of which has been needed to make principal payments on debt and forecasts of future operating cash flow, we anticipate that we will be able to either restructure or refinance the Notes; however there is no assurance that we will be able to accomplish such transactions on acceptable terms, or at all. Our inability to accomplish a successful restructuring or refinancing of the Notes will have a material adverse effect on our financial condition and may effect our ability to continue operations.

Cash Flow

Net cash provided by operations was $22.9 million for the six months ended June 30, 2013 compared to $1.7 million for the same period in 2012. The increase was primarily attributable to decreases in operating losses offset by increases in non-cash interest.

Net cash used in investing activities for the six months ended June 30, 2013 was $1.2 million compared to $2.5 million for the same period in 2012. This decrease resulted from decreased purchases of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2013 was $0.0 million, compared to $9.7 million for the same period in 2012. There were no debt reduction payments made in the six months ended June 30, 2013.

In March 2012, we entered into Supplemental Indentures with the Trustee under the New First Lien Notes due 2013 and Cash Pay Second Lien Notes.  In the Supplemental Indentures, the Excess Cash Flow definition was amended to increase the Excess Cash Flow prepayment percentage to 85%, except that we may, in our sole discretion, forego applying an amount of up to 5% of Excess Cash Flow to the prepayment percentage provided we purchase an equivalent amount of notes in the open market prior to the due date of such Excess Cash Flow payment. Such principal repayments from Excess Cash Flow shall be paid in cash equal to 110% of the principal amount repaid, an increase from 102%.  We did not make required Excess Cash Flow payments in November 2012, February 2013, May 2013 and August 2013.

Information Regarding EBITDA Covenants

Giving effect to the New Financing, we were required to maintain the following levels of EBITDA (as it is defined in the particular agreement as noted below):

●

For the last four quarters for any period ended through September 30, 2011, September 30, 2012 and September 30, 2013, our EBITDA on a consolidated basis for the year ended on such date needs to be greater than $85.0 million, $90.0 million and $95.0 million, respectively.

In March 2012, we entered into Supplemental Indentures with the Trustee under the New First Lien Notes and Cash Pay Second Lien Notes.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides that the Consolidated EBITDA minimum requirement (as defined in each indenture) be reset to provide that for the period of any four consecutive fiscal quarters, Consolidated EBITDA shall not be less than $65 million through December 31, 2012, not less than $75 million through March 31, 2013, and not less than $80 million through June 30, 2013. Consolidated EBITDA for the fiscal quarter ending September 30, 2012 shall not be less than $16 million and the combined Consolidated EBITDA for the third and fourth fiscal quarters of 2012 (ending September 30, 2012 and December 31, 2012, respectively) shall not be less than $36 million. In addition, starting with the fiscal quarter ending March 31, 2013, the average of any two consecutive quarters going forward shall not be less than $20 million.  Our Consolidated EBITDA for the four quarters ended June 30, 2013 was $79.1 million and the Consolidated EBITDA for the three months ended June 30, 2013 was $17.6 million. The average Consolidated EBITDA for the first and second quarters of 2013 was $17.4 million.

The indenture governing the Non-Cash Second Lien Notes was not modified and as a result, as of the date of this filing, we did not comply with the minimum EBITDA requirement (as defined) of $95 million for the four consecutive fiscal quarters ended June 30, 2013.  Our EBITDA was calculated for such period to be $79.1 million.  In addition, for the first quarter of 2013, the Total Debt Ratio (as defined) of 6.6:1.0 was above the required maximum level of 5.7:1.0.  Further, during such period we did not comply with other debt ratios and from time to time, we did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Therefore, we are in default as of November 14, 2012 and the Non-Cash Pay Second Lien Notes are subject to the post-default interest rate of 15%.  For more information regarding the default, see Footnote 9  – "Long-Term Debt."  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined in the applicable indenture, as amended) until the New First Lien Notes are paid in full.  The Non-Cash Pay Second Lien Notes are classified as current liabilities in the accompanying balance sheets at December 31, 2012 and June 30, 2013, due to the fact that these notes are in default and once the New First Lien Notes and Cash Pay Second Lien Notes come due on September 30, 2013, the Non-Cash Pay Second Lien Notes can be accelerated.

Financing Activities

We are currently highly leveraged and our outstanding notes are secured by substantially all of our assets. Our note agreements and Indentures contain many restrictions and covenants, including financial covenants regarding EBITDA. As disclosed above, we breached covenants in our Indentures, as disclosed in the section above entitled “ — Information Regarding EBITDA Covenants”. To the extent that our notes are not fully repaid, we will remain subject to such restrictions and covenants. Interest expense for the six months ended June 30, 2013 totaled $53.4 million.

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

In March 2012, the Company entered into Supplemental Indentures with the Trustee under the Company’s 14% First Lien Notes due 2013 and 14% Cash Pay Second Lien Notes due 2013.  The Supplemental Indentures were approved by the Required Holders and provided for modifications which were substantially the same under each such indenture.  Each Supplemental Indenture provides, among other things, that the Consolidated EBITDA minimum requirement (as defined in each indenture) be reset.  A consent fee of 1% of the current outstanding amount of notes under each indenture, or $2.3 million, was payable on March 31, 2012.  For more information, see Note 9 to the Company’s Financial Statements as of June 30, 2013 and 2012 and the three months ended June 30, 2013 and 2012.

The Company did not make the Excess Cash Flow payments due in November 2012, February 2013, May 2013 and August 7, 2013 and therefore, the New First Lien Notes and Cash Pay Second Lien Notes are in default as of November 5, 2012.  Post-default interest of 17.5% accrues commencing as of the default date.  On November 5, 2012, the Company has received forbearance agreements from over 80% of its senior lenders and all of its Cash Pay Second Lien lenders with respect to such defaults in exchange for a forbearance fee equal to one-half of a percent (0.5%) of the outstanding principal amount of the notes held by such lender.  The Company entered into amendments to the forbearance agreement effective as February 4, 2013 and May 6, 2013 with unaffiliated holders of approximately 93% of the New First Lien Notes and 100% of the Cash Pay Second Lien Notes extending the forbearance period first, from February 4, 2013 to May 6, 2013, second, from May 6, 2013 to June 7, 2013, third, from June 7, 2013 to July 1, 2013 and fourth, from July 1, 2013 to July 31, 2013. The forbearance agreement remained in place until July 31, 2013. The New First Lien Notes and Cash Pay Second Lien Notes are classified as current liabilities in the accompanying balance sheet at June 30, 2013 and December 31, 2012.

Commencing on August 5, 2013, the Company received New Forbearance Agreements from 93% of the unaffiliated holders of the New First Lien Notes and from the holders of 100% of the Cash Pay Second Lien Notes, all of such Cash Pay Second Lien Notes are held by affiliates. See, “Liquidity and Capital Resources”.

The New First Lien Notes and Cash Pay Second Lien Notes are subject to maturity date acceleration by the lenders; however, over 93% of the unaffiliated New First Lien lenders and all of the Cash Pay Second Lien lenders have entered into the New Forbearance Agreements with the Company.  An affiliated holder has not signed the New Forbearance Agreement. However, the relevant indentures provide that affiliate holdings are disregarded for this purpose. The New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013 and the Non-Cash Pay Second Lien Notes mature on April 30, 2014.  On August 5, 2013, the Company received notice from the Trustee, pursuant to Section 6.1 of the Indenture relating to the New First Lien Notes, declaring all the New First Lien Notes in the aggregate principal amount of $213 million, plus accrued and unpaid interest to date, to be due and payable. On August 7, 2013, the Company received notice from the Trustee, pursuant to Section 6.1 of the Indenture relating to the Cash Pay Second Lien Notes, declaring all the Cash Pay Second Lien Notes in the aggregate principal amount of $9.6 million, plus accrued and unpaid interest to date, to be due and payable. Such notices are subject to the terms of the New Forbearance Agreements. Management is attempting to restructure or refinance the Company's debt prior to maturity.  The Company anticipates that it will be able to either restructure or refinance the notes; however there is no assurance that the Company will be able to accomplish such transactions on acceptable terms, or at all. The Company’s inability to accomplish a successful restructuring or refinancing of the notes will have a material adverse effect on the Company’s financial condition.

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

The indenture governing the Non-Cash Second Lien Notes has not been modified and as a result, the Company did not comply with the minimum EBITDA requirement (as defined) of $90 million for the four consecutive fiscal quarters ended March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013.  The Company’s EBITDA was calculated for such periods to be $78.2 million, $69.0 million, $71.2 million, $74.9 million, $80.0 million and $79.1 million, respectively.  In addition, the Total Debt Ratio (as defined) for such periods of 6.3:1.0, 7.4:1.0, 7.1:1.0, 7.2:1.0, 6.6:1.0 and 6.9:1.0 was above the required maximum level of 5.7:1.0.  Further, during the quarters ended June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013, the Company violated certain other debt ratios.  In addition, from time to time, the Company did not meet the minimum liquidity requirement of $10 million of Qualified Cash and did not meet the reporting requirement with respect thereto.  Under the terms of an Intercreditor and Subordination Agreement among the Trustees under the New First Lien Note Indenture, the Cash Pay Second Lien Note Indenture and the Non-Cash Pay Second Lien Indenture, neither the Trustee under the Non-Cash Pay Second Lien Indenture nor the holders of Non-Cash Pay Second Lien Notes may accelerate the Notes or take any other Enforcement Action (as defined) until the New First Lien Notes are paid in full.

On May 11, 2012, the Trustee of the Non-Cash Pay Second Lien Notes and the Required Holders thereof waived the EBITDA covenant violation and the Total Debt Ratio for the quarter ended March 31, 2012 and minimum liquidity requirement covenant violations through August 14, 2012, as well as the failure to timely comply with minimum liquidity requirement and the reporting requirement thereof.  On August 10, 2012, the Company received a waiver from the Trustee and Required Holders related to its failure to meet the minimum EBITDA requirement as well as the Total Debt and other ratios for the quarter ended June 30, 2012 and the minimum liquidity requirement waiver was extended through November 14, 2012.  However, the waiver was not extended beyond November 14, 2012.  Therefore, the Company is in default as of November 14, 2012 and the Non-Cash Pay Second Lien Notes are subject to the post-default interest rate of 15%.  The Non-Cash Pay Second Lien Notes are classified as non-current liabilities in the accompanying balance sheet as of June 30, 2013.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2013:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in thousands)
Long-term Notes Payable, including current portion:
New First Lien Notes(1)	$212,988	$212,988	-	-	-
Cash Pay Second Lien Notes(1)	9,622	9,622	-	-	-
Non-Cash Pay Second Lien Notes(1)	320,254	320,254	-	-	-
Sellers Agreements(2)	1,250	1,250	-	-	-
Operating Leases(3)	6,961	2,385	3,281	1,295	-
Other (4)	2,790	2,790	-	-	-
Total (5)	$553,865	$549,289	$3,281	$1,295	-

(1)

We used the net cash proceeds from our initial public offering of our common stock to repay a portion of the New First Lien Notes and Cash Pay Second Lien Notes pro rata at a redemption price of 110%, plus accrued and unpaid interest. The New First Lien Notes and Cash Pay Second Lien Notes mature on September 30, 2013. The Non-Cash Pay Second Lien Notes mature on April 30, 2014, and are shown as current liabilities in the accompanying balance sheet at June 30, 2013, due to the fact that these notes are in default and once the New First Lien Notes and Cash Pay Second Lien Notes come due on September 30, 2013, the Non-Cash Pay Second Lien Notes can be accelerated.

(2)

Agreements with the former owners of Various were originally recorded in 2010 at a present value of $2.3 million using a discount rate of 15%. The Company did not make the scheduled $1 million payment in 2012 or $250,000 payment in 2013.

(3)	Represents our minimum rental commitments for non-cancellable operating leases of office space.
(4)

Other commitments and obligations are comprised of contracts with software licensing, communications, computer hosting, and marketing service providers. These amounts totaled $2.8 million for less than one year. Contracts with other service providers are for 30 day terms or less.

(5)

Interest expense has been excluded from the Contractual Obligations table above. As of June 30, 2013, the Company had $213.0 million and $9.9 million of New First Lien Notes and Cash Pay Second Lien Notes, respectively, which would result in an annual non-default cash interest expense obligation of $31.3 million before giving effect to required principal reductions from excess cash flow. No cash interest payments are payable in respect of Non-Cash Pay Second Lien Notes.

Off-Balance Sheet Transactions

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Related Party Transactions

There were no material changes to the Company’s related party transactions as discussed in the section “Related Party Transactions” in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2013, as amended, for the year ended December 31, 2012.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk attributed to interest and foreign currency exchange rates.

Interest Rate Fluctuation Risk

We are not exposed to any interest rate fluctuations.

Foreign Currency Exchange Risk

Our exposure to foreign currency exchange risk is due to our international operations.  As of June 30, 2013, we had a $39.2 million liability for VAT denominated in Euros and $1.1 million of restricted cash denominated in Euros and Pounds held by foreign credit card processors, which represent substantially all of our foreign currency exchange rate exposure.   In addition, revenues derived from international websites are paid in advance primarily with credit cards and are denominated in local currencies.  Substantially all such currencies are converted into U.S. dollars on the dates of the transactions at rates of exchange in effect on such dates and remitted to us and accordingly, is recorded based on the U.S. dollars received by us.  As a result, our foreign currency exchange risk exposure is not material and is limited to the amount of foreign exchange rate changes on any individual day on the portion of our net revenue received in other currencies.  Restricted cash held by foreign credit card processors and VAT liabilities denominated in foreign currencies are converted into U.S. dollars using current exchange rates in effect as of the balance sheet date.  Gains and losses resulting from transactions denominated in foreign currencies are recorded in the statement of operations.  The potential loss resulting from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates is approximately $4.0 million.  We do not utilize any currency hedging strategies.

Inflation Risk

We are subject to the effects of changing prices.  We have, however, generally been able to pass along inflationary increases in our costs by increasing the prices of our products and subscriptions.

ITEM 4:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Change In Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

There are no material changes to the material pending legal proceedings described in our Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 1, 2013, as amended on April 30, 2013 and August 7, 2013, except as referenced in Note 14(b), “Contingencies”

Item 1A.  RISK FACTORS

There are no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

The Company did not make Excess Cash Flow payments due on November 5, 2012, February 4, 2013, May 6, 2013 and August 5, 2013 applicable to the quarters ended September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013, respectively, which constituted events of default under the New First Lien Notes and Cash Pay Second Lien Notes. The Company received amendments to forbearance agreements from over 93% of its unaffiliated senior lenders and all of its Cash Pay Second Lien lenders with respect to such events of default, which as amended effective as of July 1, 2013, remained until July 31, 2013.

Commencing on August 5, 2013, the Company received New Forbearance Agreements from 93% of the unaffiliated holders of the New First Lien Notes. In addition, the Issuers received New Forbearance Agreements from the holders of 100% of the Cash Pay Second Lien Notes, all of such Cash Pay Second Lien Notes are held by affiliates. Under the terms of the New Forbearance Agreements, the forbearing holders of the New First Lien Notes and the Cash Pay Second Lien Notes have agreed not to take any remedial action and to refrain from directing the trustee, to exercise certain remedies on their behalf, with respect to the New First Lien Notes and the Cash Pay Second Lien Notes as a result of the excess cash flow prepayment defaults and financial covenant defaults. The forbearance period runs from August 5, 2013 and ends automatically and immediately upon the occurrence of any of the following events: (a) August 31, 2013 (unless such date is extended by the written agreement of the issuers and forbearing holders holding the New First Lien Notes and the Cash Pay Second Lien Notes evidencing more than 70% of the aggregate outstanding principal then owing to forbearing holders); (b) the failure of the issuers, the guarantors of the New First Lien Notes and holders of at least a majority in outstanding principal amount of the New First Lien Notes and the Cash Pay Second Lien Notes to have entered into a transaction support agreement, with respect to a refinancing, that is satisfactory to the forbearing holders, on or before August 15, 2013 (unless such date is extended by the written agreement of the issuers and forbearing holders holding the New First Lien Notes and the Cash Pay Second Lien Notes evidencing more than 70% of the aggregate outstanding principal then owing to forbearing holders); (c) the occurrence or existence of any default or event of default other than the excess cash flow prepayment defaults or financial covenant defaults; (d) any representation, warranty, certification or other statement made by any issuer or guarantor in the New Forbearance Agreements or in any certificate given by or on behalf of any issuer or guarantor pursuant hereto or in connection herewith shall be untrue, incorrect or incomplete in any material respect on the date as of which made; or (e) any of the Issuers shall initiate, against a forbearing holder, any judicial, administrative or arbitration proceeding relating to the New Forbearance Agreements, the Indentures or the other note documents, unless that forbearing holder is not in compliance with the terms thereof.

On August 5, 2013, the Company received notice from the Trustee, pursuant to Section 6.1 of the Indenture relating to the New First Lien Notes, declaring all the New First Lien Notes in the aggregate principal amount of $213 million, plus accrued and unpaid interest to date, to be due and payable. On August 7, 2013, the Company received notice from the Trustee, pursuant to Section 6.1 of the Indenture relating to the Cash Pay Second Lien Notes, declaring all the Cash Pay Second Lien Notes in the aggregate principal amount of $9.6 million, plus accrued and unpaid interest to date, to be due and payable. Such notices are subject to the terms of the New Forbearance Agreements.

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
10.74

Form of Second Amendment to Forbearance Agreement, dated May 6, 2013, entered into between FriendFinder Networks Inc. and Interactive Network, Inc., as Co-Issuers, the Guarantors party thereto and certain holders of the 14% Senior Secured Notes due 2013.(1)

10.75

Form of Second Amendment to Forbearance Agreement, dated May 6, 2013, entered into between FriendFinder Networks Inc. and Interactive Network, Inc., as Co-Issuers, the Guarantors party thereto, and the holders of the Cash Pay Secured Notes due 2013.(1)

10.76	Form of Third Amendment to Forbearance Agreement entered into between FriendFinder Networks Inc., Interactive Network, Inc. and certain holders of the 14% Senior Secured Notes due 2013.(2)
10.77	Form of Third Amendment to Forbearance Agreement entered into between FriendFinder Networks Inc., Interactive Network, Inc. and the holders of the Cash Pay Secured Notes due 2013.(2)
10.78	Form of Fourth Amendment to Forbearance Agreement entered into between FriendFinder Networks Inc., Interactive Network, Inc. and certain holders of the 14% Senior Secured Notes due 2013.(3)
10.79	Form of Fourth Amendment to Forbearance Agreement entered into between FriendFinder Networks Inc., Interactive Network, Inc. and the holders of the Cash Pay Secured Notes due 2013.(3)
10.80	Form of Forbearance Agreement entered into between FriendFinder Networks Inc., Interactive Network, Inc. and certain holders of the 14% Senior Secured Notes due 2013 (August 2013). (4)
10.81	Form of Forbearance Agreement entered into between FriendFinder Networks Inc., and holders of the Cash Pay Notes due 2013 (August 2013). (4)
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema Document#
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#

#

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

*	Filed herewith.
(1)	Incorporated by reference to Exhibits 10.74 and 10.75 filed with the Form 10-Q on May 15, 2013.
(2)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with the Form 8-K on June 24, 2013.
(3)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with the Form 8-K on July 19, 2013.
(4)	Incorporated by reference to Exhibits 10.1 and 10.2 filed with the Form 8-K filed on August 9, 2013.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ Anthony Previte
Date: August 14, 2013	Name: Anthony Previte
Chief Executive Officer

By:	/s/ Ezra Shashoua
Name: Ezra Shashoua
Chief Financial Officer